Form 10QSB
period 2002-10-31
INFOTEC BUSINESS SYSTEMS INC
filed 2002-12-10
CIK 1164012

U.S. Securities and Exchange Commission

                          Washington, D.C. 20549



                                FORM 10-QSB


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly period ended October 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________

  Commission file number: 333-90618




                      INFOTEC BUSINESS SYSTEMS, INC.
     (Exact name of small business issuer as specified in its charter)



      NEVADA                                    98-0358149
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


444 Columbia St. E., New Westminster BC                 V3L 3W9
(Address of principal executive offices)              (Zip Code)

Issuer's Telephone Number  (604) 777-1707

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         YES [ X ]  NO [   ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 as of December 5, 2002.


                      INFOTEC BUSINESS SYSTEMS, INC.

            Form 10-QSB for the quarter ended October 31, 2002

           TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT



        Page
PART I  Financial Information

Item 1. Financial Statements (unaudited):

        Consolidated:

        Balance Sheets as of October 31, 2002 and April 30, 20023

        Statements of Operations for the six months ended
        October 31, 2002 and for the period from August 30, 2001
        (inception) to October 31, 2002                                      4

        Statements of Operations for the three months ended
        October 31, 2002 and for the period from August 30, 2001
        to October 31, 2001                                                  5

        Statements of Stockholders' Equity for the period
        from August 30, 2001 (inception) to October 31, 2002                 6

        Statements of Cash Flows for the three months ended
        October 31, 2002, for the six months ended
        October  31, 2002 and for the period from August 30, 2001
        (inception) to October 31, 2002                                      7

        Notes to Consolidated Financial Statements                           8

Item 2. Management's Discussion and Analysis or Plan  of
        Operation                                                           10

Item 3  Controls and Procedures                                             13


PART II Other Information

Item 1. Legal Proceedings                                                   14

Item 2  Changes in Securities and Use of Proceeds                           14

Item 3  Defaults Upon Senior Securities                                     14

Item 4  Submission of Matters to a Vote of Security Holders                 14

Item 5  Other Information                                                   14

Item 6  Exhibits and Reports on Form 8-K                                    14

        SIGNATURES                                                          14

        CERTIFICATIONS                                                      15







                            INFOTEC BUSINESS SYSTEMS, INC.
                            (A Development Stage Company)
                              Consolidated Balance Sheet






                                            October 31,
                                               2002       April 30,
                                            (Unaudited)     2002
                                            ----------------------
Assets

Current assets
  Cash                                      $  12,422      $2,066
  Amounts receivable                              340       2,094
  Prepaid expenses and other current assets       500         633
-----------------------------------------------------------------

                                             $ 13,262      $4,793
-----------------------------------------------------------------




Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities  $   3,432   $      4
  Accounts payable - related                   18,076     90,227
----------------------------------------------------------------

    Total current liabilities                  21,508     90,231


Stockholders' equity
  Share capital
    Authorized
      25,000,000 preferred shares with $0.001 par value 50,000,000 common shares with $0.001 par value
    Issued
       4,500,000 common shares                  4,500     2,100
  Additional paid-in capital                  122,500     4,900
  Deficit accumulated during the
  development stage                          (135,246)  (92,438)
---------------------------------------------------------------
    Total stockholders' deficiency             (8,246)  (85,438)
---------------------------------------------------------------
                                             $ 13,262    $4,793
---------------------------------------------------------------








                  The Accompanying Notes are an Integral
                    Part of These Financial Statements








INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)






                                                     Period from
                                          Six           August
                                         Month        30, 2001
                                      Period Ended   (Inception)
                                      October 31,to  October 31,
                                          2002          2002
                                      --------------------------




Operating Expenses
  Administration costs                 $ 2,950       $ 4,272
  Professional fees                     11,858        11,858
  Consulting                             1,000         1,000
  Rent and occupancy                     9,000        19,500
  Equipment rental                       9,000        19,308
  Software development costs             9,000        79,308
------------------------------------------------------------
    Total operating expenses            42,808       135,246
------------------------------------------------------------

Net (Loss)                             $(42,808)   $(135,246)
------------------------------------------------------------


Net (loss) per share - Basic and Diluted $(0.01)    $  (0.04)
------------------------------------------------------------
Weighted average shares
   of common stock outstanding         4,336,957   3,328,657
------------------------------------------------------------

















                  The Accompanying Notes are an Integral
                    Part of These Financial Statements






INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------






                                         Three      August 30,
                                         Month        2001
                                      Period Ended  (Inception)
                                      October 31,to  October 31,
                                          2002         2001
                                      -------------------------




Operating Expenses
  Administration costs                 $ 2,469     $ 1,134
  Professional fees                      6,229        -
  Rent and occupancy                     4,500       1,500
  Equipment rental                       4,500       1,306
  Software development costs             4,500      61,306
----------------------------------------------------------
    Total operating expenses            21,198      65,246
----------------------------------------------------------

Net (Loss)                            $(21,198)   $(65,246)
----------------------------------------------------------


Net (loss) per share -
 Basic and Diluted                  $    (0.01) $    (0.03)
----------------------------------------------------------
Weighted average shares
 of common stock outstanding        4,500,000    2,100,000
----------------------------------------------------------







                  The Accompanying Notes are an Integral
                    Part of These Financial Statements





INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)






                   Common Stock
              ---------------------            Deficit
                                   Additional  Accumulated During
                Number of          Paid-in     the Development
                 Shares  Amount    Capital     Stage               Total
--------------------------------------------------------------------------

Initial
capitalization
October, 2001
for cash        2100000   2100      $4,900       $                 7,000

Net (loss)                                        (92,438)          (92,438)
--------------------------------------------------------------------------
Balance as of
April 30,
2002            2,100,000   2,100     4,900       (92,438)          (85,438)

Shares issued for:

Settlement of
accounts
payable         1,200,000   1,200    58,800                          60,000
Private
placement       1,200,000   1,200    58,800                          60,000

Net (loss)                                       (42,808)           (42,808)
--------------------------------------------------------------------------

Balance as
of October
31, 2002        4,500,000  $4,500   $122,500    $(135,246)          $(8,246)
--------------------------------------------------------------------------










                  The Accompanying Notes are an Integral
                    Part of These Financial Statements






INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
-----------------------------------------------------------------------


                                                            Period from
                                         Three      Six     August
                                         Month     Month    30, 2001
                                         Period    Period   (Inception)
                                         Ended     Ended    to October
                                        October    October   31, 2002
                                        31,2002    31,2002
                                       --------------------------------

Cash flows from operating activities
  Net Loss                             $(21,198)  $(42,808)  $(135,246)

  Changes in non-cash working
  capital, net                           14,108     (6,836)     80,668
-----------------------------------------------------------------------
                                         (7,090)   (49,644)    (54,578)
-----------------------------------------------------------------------


Cash flows from financing activities

  Proceeds from issuance of common stock    -       60,000      67,000
-----------------------------------------------------------------------

                                            -       60,000      67,000
-----------------------------------------------------------------------



Increase (decrease)in cash
in the period                            (7,090)    10,356      12,422


Cash - beginning of period               19,512      2,066         -
-----------------------------------------------------------------------
Cash - end of period                    $12,422    $12,422  $   12,422
-----------------------------------------------------------------------


Supplementary cash flow information

Shares issued to settle
   accounts payable - related           $   -     $ 60,000  $   60,000
-----------------------------------------------------------------------
















                  The Accompanying Notes are an Integral
                    Part of These Financial Statements









INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)



  NOTE 1: BASIS OF PRESENTATION

  (a) Interim Financial Data

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six month period ended October 31, 2002 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the Company's audited financial statements and notes thereto for the fiscal year ended April 30, 2002.

  (b)   Going Concern

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $135,246 since inception to October 31, 2002. At October 31, 2002, the Company had working capital deficiency of $8,246

The Company will need additional working capital to be successful in its planned development activity and to service its current liabilities for the coming year, and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


  NOTE 2: COMMITMENT

  Pursuant to a purchase agreement dated October 3, 2001, the Company acquired computer software development costs for the consideration of $60,000, and a royalty of 2% on the net sales revenue of any product or service that uses all or any portion of the software until the amount paid totals $250,000, after which the royalty drops to 1%. The royalty is payable quarterly following the first commercial sale of products or services.

The software development costs were acquired from Danby Technologies Corporation ("Danby"), a company controlled by a majority shareholder, and was recorded at Danby's historical cost base.










INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited )




  NOTE 3: SHARE CAPITAL

  a)The Company entered into a debt settlement agreement whereby it settled the $60,000 arising from the purchase of software development costs by the issuance of 1,200,000 common shares at a price of $0.05 per share.

  b)The Company completed a Regulation "S" private placement of 1,200,000 common shares at $0.05 per share, resulting in proceeds to the Company of $60,000.


NOTE 4: RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

i) The Company engages Danby Technologies Corporation to provide a shared internet enabled network system for deploying and testing, and to provide professional staff to maintain implementation and undertake development. In the six month period to October 31, 2002, the Company has incurred fees related to systems rental aggregating $18,000.

  ii) The Company rents its office premise from Danby Technologies Corporation at the rate of $1,500 per month on a month to month basis. In the six month period to October 31, 2002, the Company has incurred rental charges aggregating $9,000.

ii) Danby Technologies Corporation has agreed not seek payment of the amount of $17,670 currently due to them or for fees charged or chargeable under the terms of an engagement dated October 3, 2001, for the months of November and December 2002 until March 31, 2003, unless the Company raises substantial funds prior to that time.

  iv) During the six month period ended October 31, 2002, the Company engaged a company controlled by a director to provide marketing consulting services for $1,000.












ITEM 2     Management's Discussion and Analysis or Plan of Operation

General

         Management's discussion and analysis or plan of operation contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily specu lative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Overview

   We are an early-stage company. Our business plan is to develop and commercialize a system that provides customers with remote access via the Internet to their software applications and corporate data. We plan to market our virtual office as a service to businesses in the U.S. and Canada and to earn revenue from monthly services fees, usage fees and consulting.

   We acquired the prior development, designs and pilot implementation of the virtual office system in October 2001. Since that time, we have continued to progress our development plan focusing on additional testing in a live business environment with multiple users. We have also updated our designs for a commercial virtual office system. Our testing the scale-up and usability of the virtual office system has confirmed development issues and provided opportunities for improving our proposed product. During the six month period, we have upgraded our pilot system to incorporate new software and designs. Our objective with these upgrades is to provide better segregation of our customers' data; to ensure privacy of our users activities; and to improve administration of user identities and system permissions. During the quarter, we have commenced testing of the upgraded pilot to confirm it meets these objectives and subsequent thereto, we have also requested Danby Technologies Corporation review implementation approaches for our productivity applications. We expect to receive results from our testing and design review in the up coming quarter. Our development activities and our ultimate progress has been restricted due to our limited financial resources.

Results of Operations

   We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. For the period from incorporation August 30, 2001 through April 30, 2002 we incurred a deficit of $135,246. Our principal areas of expenditure during the period were for prior development costs of $60,000, rent and occupancy costs of $19,500, system rental of $19,308, technical subcontracts of $19,308 and professional fees of $11,858.

   Our principal areas of expenditure during the three month period ended October 31, 2002 were for occupancy costs of $4,500, system rental of $4,500, technical subcontracts of $4,500 and professional fees of $6,229. For the six month period ended October 31, 2002 our principal areas of expenditure were for occupancy costs of $9,000, system rental of $9,000, technical subcontracts of $9,000 and professional fees of $11,858.

Liquidity and Capital Resources

   As of October 31, 2002, we had an accumulated deficit of $135,246 and cash in the bank of $12.422. We had a working capital deficit at October 31, 2002 of $8,246. The deficit was funded during the period from incorporation through October 31, 2002 by proceeds from the issuance of common shares ($67,000), conversion of indebtedness to common shares ($60,000) and net advances from related parties ($18,076).

   Danby Technologies Corporation, a related party has agreed not seek payment of $17,670 due at October 31, 2002 or its fees under the terms of our engagement with them dated October 3, 2001, for the months of November and December 2002, until March 31, 2003, unless we raise substantial funds prior to that time. Accordingly at October 31, 2002 we had free working capital in the amount of $9,422, which is roughly sufficient to pay all budgeted expenses for regulatory filings as noted under the subheading
titled "Plan of Operations" below.   We are required to raise additional
funds to pay current operating expenses and the costs of our development program.

Plan of Operations

   Our plan of operations for the following twelve month period is to complete the following objectives, subject to our obtaining funding for the development and marketing of our virtual office system:

   *  Complete development of the virtual office system;
   *  Complete development of our internal systems;
   *  Complete development of our web and demonstration site; and
   *  Market our virtual office system;

   To accomplish our objectives, we will need to undertake significant development work and will accordingly need to hire additional employees, contractors and further, engage consultants to enable us to undertake marketing. Progress in development and the hiring of additional staff is conditional upon our obtaining financing.

   Our plan, as outlined above and as is more fully set out in our prospectus filed with the Securities and Exchange Commission and effective November 5, 2002, anticipates we will spend $419,823 over the next twelve month period pursuing our stated plan of operations composed of the following:

   Complete Development of Virtual Office System         $ 60,000
   Complete Development of Our Network Infrastructure     104,200
   Complete Development of Web and Demonstration Site      20,000
   Marketing                                               75,000
   Employees and Consultants (post development)           106,000
   Operating expenses                                      44,000
   Costs of regulatory filings                             10,623
                                                         --------
                                                         $419,823
                                                         ========



   Of these expenditures, we anticipate that approximately $269,623 will be spent within the next six month period.

   The funds available to us currently are insufficient to carry out our plan of operations and complete our development program and, as we will be unable to generate revenues until such time as development is completed, we will require additional financing in order to pursue our plan of operations and our business plan. We have been advised by Danby Technologies that they will not seek payment of $17,670 of the amount due to them to October 31, 2002 or the amounts for fees charged or chargeable under the terms of our engagement with them dated October 3, 2001 for the months of November and December 2002, until March 31, 2003, unless we raise substantial funds prior to that time.

   As at October 31, 2002 we had current assets net of amounts payable to Danby technologies after March 31, 2003 of $9,422 which is roughly sufficient to pay the remaining costs of the regulatory filings estimated at $10,623. After providing for payment of the costs of our regulatory filings, we have essentially no funds on hand to pay the costs of operations or the costs of our development plan without additional funding.

   Our financial plan requires us to seek additional capital in the private and/or public equity markets. This additional capital may be provided by the sale of equity or debt securities, or through the issuance of debt instruments. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

   We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. Due to our lack of revenue-production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For similar reasons, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2002, that there is substantial doubt about our ability to continue as a going concern.

Product Research

   We anticipate spending, subject to our obtaining sufficient funding, $92,500 over the next twelve month period for product development as follows:

   1. Complete Development of Virtual Office System - to write the software for the business productivity applications and development of the help and user support systems. We anticipate that the development costs will be approximately $60,000 and will consist primarily of payments to consultants for programming and software development services and the cost of help desk training and staff management.

   2. Complete Development of Our Network Infrastructure - upgrading of our network system and Internet infrastructure, including additional security features and the development of our internal management information system at a budgeted cost of $12,500.

   3. Complete Development of Web and Demonstration Site - We plan to commence development of our web site and web-based system demonstration during the final month of the virtual office development program. We anticipate development costs will be approximately $20,000.

Property or Plant

   To complete our infrastructure for commercial operations, we estimate software licensing costs of approximately $29,700 will be required. We also anticipate that costs for the acquisition of additional equipment, prepayments for high speed internet connection services and other costs including fees for the implementation of this infrastructure will be approximately $62,000.

   Except to the extent required to complete the development of the virtual office as noted above, we do not expect to purchase or sell plant and significant equipment in the next twelve months.

Employment

   With funding, we expect our operations to grow to six employees and contractors from our current level of 1 part time employee and 1 contracted person. The number and positions of any new employees and contractors will be determined by our financial position.











ITEM 3     Controls and Procedures

         On November 28, 2002, our management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and its Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

   There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.











                         PART II OTHER INFORMATION



ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submissions of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)       Index to Exhibits


Exhibits Description of Documents

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer


(b)       Reports on 8-K.

No reports on form 8-K were filed during the quarter ended October 31, 2002.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Infotec Business Systems, Inc.
                               (Registrant)

   Date.......................................December 5,2002


   By.........................................

                  /s/Robert Danvers
                  Robert Danvers, President, Director, CEO,
                  Chief Financial and Accounting Officer)













CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
---------------------------------------------------------------------------

I, Robert Danvers, certify that:

   1.I  have  reviewed  this  quarterly report on Form  10-QSB  of  Infotec
      Business Systems, Inc.;

   2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

   5.The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a)  all  significant  deficiencies  in  the  design  or  operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.The  registrant's  other certifying officers and I have  indicated  in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: December 5, 2002

   _________________________________
   /s/Robert Danvers,
       Robert Danvers, Chief Executive Officer









CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
---------------------------------------------------------------------------

I, Robert Danvers, certify that:

   1.I  have  reviewed  this  quarterly report on Form  10-QSB  of  Infotec
      Business Systems, Inc.;

   2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

   5.The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a)  all  significant  deficiencies  in  the  design  or  operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.The  registrant's  other certifying officers and I have  indicated  in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: December 5, 2002

   _________________________________
   /s/Robert Danvers,
      Robert Danvers, Chief Financial Officer



Exhibit 99.1





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the accompanying quarterly report of Infotec Business Systems, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Robert Danvers, chief executive officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

        (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.





By: /s/ Robert Danvers
    ---------------------
       Robert Danvers
       Chief Executive Officer

       December 10, 2002








Exhibit 99.2





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the accompanying quarterly report of Infotec Business Systems, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Robert Danvers, chief financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

        (1)  The  Report  fully complies with the requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.





By: /s/ Robert Danvers
    ---------------------
       Robert Danvers
       Chief Financial Officer

       December 10, 2002