Form 10KSB
period 2003-05-30
INFOTEC BUSINESS SYSTEMS INC
filed 2003-07-21
CIK 1164012

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549

                             FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

   For the fiscal year ended April 30, 2003

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ______________

   Commission file number: 333-90618



                    INFOTEC BUSINESS SYSTEMS, INC.
         (Exact name of small business issuer in its charter)



       NEVADA                               98-0358149
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


444 Columbia Street E., New Westminster, B.C.           V3L 3W9
(Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number  (604) 777-1707

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


   Check  whether  the  issuer (1) filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [ X ]  NO [   ]


Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $ NIL





State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2003 (an aggregate 7,550,000 shares out of a total of 18,350,000 shares outstanding at that time) was approximately $49,500,000 computed by reference to the closing bid price on that date.

                (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,350,000 shares of Common Stock as of June 30, 2003.

This report contains a total of 29 pages.

                 DOCUMENTS INCORPORATED BY REFERENCE

Form SB-2, File No. 333-90618, filed on November 5, 2002, incorporated by reference into Part II Item 6. Management's Discussion and Analysis or Plan of Operations.


Transitional Small Business Disclosure Format (check one): Yes     :  No   X


                                PART I


The terms "Infotec", "us", "we", "the company" and "our", refer to Infotec Business Systems, Inc. or our wholly owned subsidiaries Infotec Business Solutions, Inc. and Eventec Inc. unless the context otherwise implies. All references to stock issuances and amounts, give effect to a 6:1 forward split of our capital stock in February 2003.


ITEM 1. DESCRIPTION OF THE BUSINESS.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors" incorporated by reference into the section "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ mate rially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Organization

We were incorporated under the laws of the State of Nevada on August 30, 2001, and are in the developmental stage. Effective October 3, 2001, we entered into an agreement to acquire the prior development, designs and pilot implementation of a virtual office system from Danby Technologies Corporation in consideration for a purchase price of $60,000 and a royalty on our net revenues from the system or products or services which use the system. Royalties are determined at the rate of 2% of net revenues until the amount paid or payable aggregates $250,000 and thereafter, at the rate of 1%.

In May 2002, we issued Danby Technologies Corporation 7,080,000 common shares and a staff member 120,000 common shares in settlement of the principal amount of $60,000 due under the terms of the purchase agreement of October 3, 2001. Mr. Danvers, our President, Chief Executive Officer and a director, beneficially owns Danby Technologies Corporation. The virtual office system was one of Danby Technologies Corporation's development projects. Mr. Danvers has been our sole promotor since inception.

In October 2001, we organized a wholly-owned British Columbia, Canada corporation to enable us to conduct our development and to service the Canadian market after commercialization of our systems and in April 2003, a wholly-owned Nevada corporation to develop and market an event management system.

In February 2003, we filed a Form of Certificate Change to amend our Certificate of Incorporation, to increase our authorized and issued capital stock through a 1 to 6 forward split to 450,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock (par value $0.001) and 150,000,000 shares of blank check preferred stock.


Business of Issuer


Our business plan is to develop and market systems and related products and services that provide remote access via the Internet to business processes such as software applications, data and a firm's business procedures and methods. We use the general term "virtual business systems" to describe the systems we develop and market. We plan to market our products and services principally to businesses in the U.S. and Canada and to earn revenue from monthly services fees, usage and transaction fees, and from consulting.

A virtual business system is essentially a network computer system or server, similar to those found in most business offices, which provide the business with software applications, security, network communications and a central data store. We use the term "business processes" to describe the functions, methods or practices undertaken by a firm to support its business, such as customer relationship management, accounting, human resources, conference and communication or some other specialized process, applicable only to the firm itself.

The distinguishing or differing features of what we describe as virtual business systems are their management, fee structures and user accessibility. Instead of a firm purchasing computer hardware and software, establishing and maintaining its own network computer system, its business process or systems are maintained on our servers, which are established, managed and ready for use. A virtual business system is accessible via the Internet, rentable and expandable when needed. Virtual business system customers share a network computer system with other virtual business system customers. The virtual business system is accessed securely by a firm's properly authorized employees, advisors and customers (we refer to these as "users") via the
Internet, using an Internet browser from their computer workstation. Our virtual business systems will generally not require specialized software to be installed on the computer our customers use to access our systems. We also refer to the term "online" in our business description to indicate a service or business process that is accessible via the Internet, 24 hours a day.

The provision of software applications online, either as an application hosting service, ASP or a developer of specialized business process applications, is gaining acceptance and a following among business, and represents, we believe, a strong competitive model to a firm establishing and maintaining their own software and systems. We do not plan however to compete with hosting service bureaus or develop products that directly compete with the major developers and providers of online services. We will focus our marketing and development activities toward niche markets. Our approach is to provide superior security features and to manage all of a firm's business processes within our virtual office. This enables a firm to capture and maintain information centrally as it is created, have interoperability between its business processes and have relevant information available to authorized persons, in real time. We are developing the productivity applications for our virtual office as outlined below, to enable us to offer additional business functionality in support of this model. Our approach is also to focus on niche applications or business processes, suited to our systems. In furtherance of this approach, we are in current discussions with industry participants to provide input into our development and to use and sell an event management application that will operate within our system.

Products and Services

We have developed an online virtual business system that we refer to as our virtual office, to provide business users with a fully managed network computer system accessible via the Internet. We are marketing our virtual office business system with the following capabilities or functionality:

    e-mail, calendar, address book, to-do lists and reminders;
     group calendar and schedule;
     web site;

    data storage and access, document sharing, cut and paste;
    local printing;
    backup and security;
    run user applications ; and
    maintenance and upgrades,

both as an office environment for business and also as a platform for businesses to operate their specialized business processes in support of their own product offerings. Our virtual business system includes the ability to offer enhanced security through digital certificates and smartcards and our ability to provide customized development and related services for secure online access and transactional processing.

We are also marketing products and services for security and access control of web sites and for implementing secure e-mail communication. We offer our Internet security services as part of our virtual business systems and separately, under the commguard brand. We provide digital certificates for encryption of e-mail communications and also for digital credentials or signatures that distinctly identify the sender or user. Our digital certificates can also be used to secure online access and control for web sites and Internet accessible systems or applications. Through our license with CTEC Security Solutions Inc., a related company, we are currently marketing products and services within the United States, under the commguard brand. As a licensee, we provide a full system for enabling customers and their clients to use e-mail encryption and digital signatures that includes: all components; service and support; and systems to manage a customers roll-out and ongoing maintenance of digital identifications. The commguard secure e-mail service is billed as a monthly service fee.

Recent Developments

Since completing the development of the virtual office platform in the beginning of 2003, we have undertaken activities in furtherance of our business plan and to develop markets for our products and services.

We introduced the company and our business plan to potential funders and have
actively  pursued  funding  options during this period.   In  June  2003,  we
completed a private placement of 100,000 units at $4.00 per unit.

We introduced to potential customers and joint venture partners, our virtual office system and platform and our management and customization services, as a backbone for operating and managing business processes on line, both as a virtual office and to run a firm's specialized business process. Our discussions have assisted us in identifying potential opportunities for running and operating online security and access control systems and specialized process such as those for managing events online. In April 2003, we incorporated Eventec Inc., as a wholly owned subsidiary, to facilitate the development and marketing of an event management system in conjunction with industry partners. We are currently in discussions with two vendors to utilize our virtual business system as a base for managing and offering their specialized services online. We have however, no commitments from vendors to use our virtual business system or our proposed virtual business system for managing events or any other business processes online.

We undertook a review of our systems' access and security controls and, to enhance our security model, we have undertaken a program to incorporate digital identifications and smartcards in our systems. Digital identifications and smartcards provide a high level of assurance and security to protect from unauthorized access, and from identity spoofing. In May 2003, we entered into a licensing agreement with CTEC Security Solutions Inc., a related company, to sell their commguard branded access and security control products and services in the United States. Through our license with CTEC, we have a source of supply for our smartcards and smartcard readers at competitive market rates. Since that time, and in conjunction with CTEC, we have among other things:

- developed and printed brochures targeted to the accounting, legal, financial and investment management professions;
- developed an operational Certification Authority for the issuance of digital certificates, as an application that runs within our business systems;
- developed initial policies and practices documentation for the operation of the Certificate Authority and the issuance of digital certificates; and
- introduced commguard e-mail communication security system to potential customers within the legal and accounting communities.


We have also continued our development of the productivity applications modules and a have undertaken a plan for the incorporation of digital identifications and smartcards into our virtual business systems.

Our current objective is to accelerate our marketing efforts for our virtual business system and our e-mail communication security product, to develop business relationships and opportunities and to sell our products and services to customers. In addition, we also plan to complete development of our productivity applications and an event management system as is more fully described below.

Development Plans

Our business plan calls for ongoing expenditures for product development and for
the development of custom applications for our virtual business systems.   We
also plan to undertake ongoing development to support and enhance our product and service offerings. The following outlines two products or applications, designed to run in conjunction with the virtual office, which are the principal focus of our current development plan.

(a) Productivity Applications

   Planned as an integrated application which runs in conjunction with the virtual office or virtual business system to provide the following integrated business process functionality:

- client and contact management;
-document and resource management;
-task and project management; and
-time, expense tracking and billing.

      We  have  completed  various  initial prototypes  of  the  productivity
applications   and   are  currently  engaged  in  completing   a   commercial
implementation of the productivity applications.

(b)  Event Management Application

      This application is planned to address the need for online event management, which would include online customer ordering, a web presence, ticket, data management and communication functions. The application is planned to integrate with the our virtual business system or alternatively, be operated as a stand alone online business system. We are currently in the process of completing our developing designs and plans for the implementation of this event management application.

We have set forth estimates of the costs and time frame to complete the elements of our development plan under the section titled Management's Discussion and Analysis or Plan of Operation.

Systems

Our virtual business systems are composed of three components, or layers, which we describe as the hardware and operating system layer, the middleware layer and the business processes layer. We purchase or subscribe for operating system and middleware software licenses. Operating system and middleware software is priced per server with additional fees for each user. We are able to acquire these licenses readily without lead time, in the normal course of our business. We develop and implement our online systems in what we term the business processes layer. There are no additional licensing fees or charges applicable to our own development. Our planned internal management information system will also be implemented in this layer, to provide real-time information on the status of client orders and system usage and to provide automated billing and accounting. Our systems are currently installed on Danby Technologies' servers as part of our services engagement. As part of our current upgrade plan, we expect to acquire some server hardware and software licenses and upgrade our system security.

Intellectual Property

   We currently market our products as the "Infotec Business System" and "Infotec Virtual Office System" although we have not yet applied for such a registered trademark and there is no assurances that such mark would be available that we would be granted such mark. We have obtained the right to use the Internet domain names www.infotecbusinesssystem.com, infotecbusinessstrategies.com and infoteconlineoffice.com. We do not have and cannot acquire any property rights in an Internet address.

To protect our rights to intellectual property, we will rely on a combination of trademark, copyright law, trade secret protection, and confidentially agreements although we do not have confidentiality agreements signed in every instance.

Our products and services incorporate some commercial computer software and intellectual property owned by others, for which we are required to pay licensing fees.

Competition

We will compete with numerous providers of online or Internet accessible business applications and services companies, many of which have far greater financial and other resources than we do. Many of these companies have established histories and relationships in providing online applications or systems that enable them to attract talent, marketing support, the interest of decision makers and financing. Moreover, proven track records are of paramount consideration in selecting vendors.

We plan to compete, through the development of an integrated, fully managed virtual office, as well as through a focus on specialized business service opportunities. We also plan to market our products and services through channel partners and resellers.

While our management team has significant business experience, we, as a company, have no proven track record in the online services industry. We can provide no assurance that we will be able to successfully market our systems or compete within this industry.

Government Regulations

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

Currently, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

*     Sales and other taxes;
*     User privacy;
*     Pricing controls;
*     Characteristics and quality of products and services;
*     Consumer protection;
*     Cross-border commerce;
*     Libel and defamation;
*     Copyright, trademark and patent infringement; and
*     Other claims based on the nature and content of Internet materials.

These new laws may impact our ability to develop and market our virtual business systems in accordance with our business plan.

We may have to qualify some of our products and services to do business in other jurisdictions. If we commence revenue activities, we anticipate that our sales and our customers will be in multiple states and foreign countries. As our customers may be resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required, could subject us to fines, penalties or other prosecutions.

Research and Development Expenditures

We have spent $88,308 on expenses associated with the acquisition of prior development costs and our development activities since inception. We plan to expend in the next 12 month period approximately $62,000 on expenses associated with the development of our proposed products and services.

We expect to continue to develop our virtual business systems and expect to devote a significant proportion of our revenues and capital funds to developing enhancements to our systems and to maintaining our competitive positioning.

Environmental Regulations

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We currently have no full-time employees; we have one full time contractor and we engage three part-time contractors. Mr. Robert Danvers, our President and Chief Executive Officer is a full time contractor. Danby Technologies provides two of our part-time contract position. CTEC provides our additional part-time contractor. As prospects and circumstances warrant, we will engage additional full-time and part-time employees, as well as consultants, to perform required services.


ITEM 2. DESCRIPTION OF PROPERTY.


We do not own or lease any real property. Our principal executive offices and our subsidiary's development facilities are located in property leased by Danby Technologies Corporation, a company controlled by Mr. Robert Danvers, our President and a director. These offices are located at 444 Columbia Street E., New Westminster, B.C. V3L 3W9. We pay $1,500 per month for our office rent at this location under a month to month agreement, renewable automatically unless cancelled by either party on 30 days written notice.


ITEM 3. LEGAL PROCEEDINGS.


  We are not currently a party to any material litigation, nor to the knowledge of management, is there any material litigation threatened or contemplated against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.


                               PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      Infotec's common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "IFOB". The following table sets forth the high and the low bid quotations for the common stock for the period from inception of trading in February 2003 through April 30, 2003. The closing bid on June 30, 2003 is also shown. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


      Period                                 High     Low

      4th Quarter
      February 4, 2003 - April 30, 2003     $2.50    $0.01


      On June 30, 2003, the closing bid price for the common stock was $6.65

There are approximately 100 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Penny Stock Rules

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered a "penny stock". As a result, it may be subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited
investors.   For transactions covered by these rules, the broker-dealer  must make  a special suitability determination for the purchase of our securities.
In   addition  he  must  receive  the  purchaser's  written  consent  to  the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of our shares to resell them.

Recent sales of Unregistered Securities

On June 16, 2003, we completed an offering of 100,000 units at a price of $4.00
per  unit  to  one accredited investor, for a total of $400,000.   Each  unit
consists of one share of common stock and one share purchase warrant exercisable at $4.50 per share during the initial six months, and at an exercise price of $5.50 for the final six month period. We completed the offering  in  a  private  transaction  exempt  from  registration  under  the
Securities  Act of 1933 in reliance on Section 4(2) of the act.   No  general
solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. The purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution or resale except in compliance with applicable securities laws. The purchaser was given adequate access to
sufficient information about us to make an informed investment decision.   We
had reasonable grounds to believe that the purchaser was an accredited investor, as defined by Rule 501 of Regulation D. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The subscription agreement precluded transfer except under the above conditions. No registration rights were granted to the purchaser.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Other than historical and factual statements, the matters and items discussed in this annual report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially
from  the  results  discussed  in  the forward-looking  statements.   Certain
factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this annual report.

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates,
including   those   related  to  software  development  expenses,   financing
operations and contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements includes a summary of the sig nificant accounting policies and methods used in the preparation of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Software development costs are expensed as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The company has no capitalized software development costs at April 30, 2003.

Operation Development and Plan

We are a development stage company. We have undertaken initial marketing of our products and services, however, we have not as yet engaged in revenue
producing  activities.   Our  business plan is to develop  and  commercialize
systems  that  provide remote access to business processes via the  Internet.
We plan to market our products and service to businesses in the U.S. and Canada and to earn revenue from monthly service fees, usage and transaction fees and from consulting. In furtherance of our business plan, we have undertaken the following since our incorporation in August 2001 (For a more
detailed   discussion  of  our  recent  activities,  please  refer  to"Recent
Developments" in the section "Description of Business"):

We acquired the prior development, designs and pilot implementation of the virtual office system in October 2001 from Danby Technologies Corporation, a company owned by Robert Danvers. Danby Technologies developed the original design and implementation methodology for the virtual office and a pilot or test implementation of the virtual office over the period of approximately two years from the Fall of 1999 through to our acquisition in October, 2001.

In October 2001, we organized a wholly-owned British Columbia, Canada corporation to enable us to conduct our development and to service the Canadian market after commercialization of our virtual office system and engaged Danby Technologies Corporation to provide office space and an Internet accessible server-based system for us to continue development and testing. The pilot of the virtual office is installed on Danby Technologies' servers.

Since the October 2001 acquisition, we continued to progress our development plan focusing on additional testing of the pilot implementation in a live business environment with multiple users and the development of updated designs for a commercial version of the virtual office system. Since the commencement of the fiscal year ended April 30, 2003, we upgraded our pilot system to incorporate new software and our updated designs and have undertaken internal testing with related parties. This work provided us with a stable infrastructure for the virtual office and better segregation and privacy of our customers' data and business operations. We also continued development of our productivity applications using alternate approaches for implementing our designs.

In April 2003, we organized a wholly-owned Nevada corporation to develop and market our planned event management system.

In May 2003, we entered into an agreement with CTEC Security Solutions Inc., a company of which Mr. Danvers is a director, officer and minority shareholder, and its subsidiary CommGuard Inc., to license their business applications and products and services related to online access and Internet communication security, for sale within the United States.

Our current plan of operations includes an expanded marketing effort as well as our product development activities. Our objective is to successfully market our existing products and services and to complete development of additional products and services which will meet and address a business need.

Marketing

During the early plase of our plan, we expect to continue to develop awareness of our virtual business sytem as a platform for the deployment of business applications over the Internet through direct contact, trades conferences and
online.   We have currently identified opportunities with security monitoring
and  access  control  firms and firms who manage events.   We  will  actively
pursue  these  opportunities  as  well as  developing  customer  and  channel
relationships  and  new  sales opportunities.   We  are  in  the  process  of
developing  our web site and additional marketing materials for  the  virtual
business  system.   We  expect  input from  our  discussions  with  potential
customers and channel partners to assist us in directing our marketing efforts.

We will also continue introduction of our e-mail communication security services and the development of brand and product awareness. We have identified the accounting, legal and the financial professions as initial focuses of our marketing of this product. We intend to develop business relationships and
channel   partnerships  as  well  as  develop  relationships  with   industry
associations and professional bodies. In conjunction with CTEC, we have plans to attend two conferences where we will have the opportunity to show the commguard products and services to the legal community in Canada.

We currently have insufficient staff to undertake all aspects of our marketing efforts. We expect to hire or engage marketing and sales consultants and to additionally seek opportunities for marketing through channel partners and
resellers.   We  expect  to  add one service and support  technician  as  our support and service obligations increase.

Development

We plan to accelerate our current development activities and to maintain a strong development focus to support our business opportunities. Our current development plans include:

(i)  complete development of the productivity applications; and

(ii) complete designs and implementation for the event management system.

The productivity application is designed for use with the virtual office to provide a unified base for contact, task, communication, and resource and document management. We estimate that this application will be available for customer testing and input in our second quarter.

The event management system is designed around the needs of operators of events and will include online ticket and merchandise sales, provide the firm with Internet access to manage and view information and update their offerings. We are in the design stage of this application and expect to proceed to development activities in the second quarter and to testing and operating our implementation in the third quarter. Progress in development of this
application  is  dependant  on  our  completing  discussions  with   industry
participants who can provide input into our designs and assist with intro ducing the system to potential customers.

In addition we plan to maintain an ongoing development program that will continue enhancing and upgrading our systems, developing new products and services and providing support for our product and service offerings. Our development staff are also responsible for our system operation and maintenance responsibilities and for providing our custom development services. We have budgeted approximately $62,000 for our development activities over the next six month period and $20,000 for computer equipment and software. Further additions to our budget are dependant on the receipt of adequate additional funding.

To accomplish our development objectives, we will need to hire additional employees or contractors. Our current plan is to rely on increasing our three part-time technical consultants' work hours, which we believe will be satisfactory to accomplish our development through the end of the second quarter. We believe we can engage additional consultants and subcontract development staff with the required skills, as they may be needed.

Results of Operations

We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. For the period from incorporation, August 30, 2001 through April 30, 2003, we incurred a deficit of $172,675. Our principal areas of expenditure during the period were for development costs of $88,308, rent and occupancy costs of $28,500, system rental of $28,308 and professional fees of $16,209.

For the year ended April 30, 2003, we incurred a net loss of $80,237. Our principal areas of expenditure during the year ended April 30, 2003 were for occupancy costs of $18,000, system rental of $18,000, development costs of $18,000 and professional fees of $16,209. Professional fees and office and miscellaneous expenses were higher due to our increased general operation activities and the costs of professional assistance with our regulatory filings. Occupancy, system rental and technical subcontract costs increased, reflecting a twelve month inclusion for the year compared to the seven month inclusion in the prior year.

Liquidity and Capital Resources

As of April 30, 2003, we had an accumulated deficit of $172,675 and cash in the
bank  of  $3,818.   We had a working capital deficit at  April  30,  2003  of
$45,675. The deficit was funded during the period from incorporation through April 30, 2003 principally by proceeds from the issuance of common shares of $67,000, conversion of indebtedness to common shares of $60,000 and accounts payable, and amounts from related parties of $47,708.

For the year ended April 30, 2003, net cash used in operating activities was $58,248, which primarily resulted from the net loss of $80,237 combined with changes in working capital amounts. Net cash provided by investing activities was $60,000 resulting from net proceeds from sales of our investments. Non-cash conversion of indebtedness to common shares was $60,000.

We have incurred net losses each year since inception and have relied on the sale of our stock from time to time and terms from related suppliers to fund our operations. In October 2001, we completed a sale of 12,600,000 of our common shares for net proceeds of $7,000. In May 2002, we completed the conversion of $60,000 of debt into 7,200,000 shares of our common stock and completed the sale of 7,200,000 shares of our common stock through a private placement, with net proceeds of $60,000. Furthermore, in June 2003 we completed the sale of an additional 100,000 shares of our common stock with net proceeds of $400,000, for a total of $527,000 of funding since inception.

Management believes that our working capital will be sufficient to sustain our current planned operations for a period of twelve months and, while management believes that sales and ultimately profitable operations, can be attained in the future, there is no assurance that sales will be made or that if made, they will be of a level required to generate profitable operations to provide positive cash flow. Management has a desire to expand our planned marketing and development activities during this period to more fully exploit
market  opportunities.   Expanding our marketing and  development  activities
would require additional funding. We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability. We may receive additional capital from the exercise of share purchase warrants or, alternatively, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities, or through the issuance of debt  instruments.  If we receive additional funds through  the  issuance  of
equity   securities,  however,  our  existing  stockholders  may   experience
significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common
stock.   Moreover, we may not be successful in obtaining additional financing
when  needed  or  on  terms favorable to our stockholders.   As  we  have  no
commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

We have commenced initial marketing of our products and services, however, we have not yet generated any revenues, nor are we a party to any binding
agreements  that  will  generate revenues.   Due  to  our  lack  of  revenue-
production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2003, that there is substantial doubt about our ability to continue as a going concern.

Product Research and Development

We anticipate spending $62,000 over the next twelve month period for product development to: complete development of productivity applications and event management system; and complete our infrastructure development and incorporation of digital certificates and smartcards in our products and services.

Property or Plant

To complete our infrastructure for commercial operations, we estimate software licensing costs and the cost for equipment and related expenses will be approximately $20,000. With adequate additional funding, we would increase this budget by $60,000.

Except as noted above, we do not expect to purchase or sell plant and significant equipment in the next twelve months.

Employment

We expect our operations to grow to four employees and contractors from our current level of one full-time and three part-time contractors. The number and positions of any new employees and contractors will be determined by additional funding, if obtained.


ITEM 7. FINANCIAL STATEMENTS.


Page


Annual Audited Financial Statements

Independent Auditors' Report                             F-2

Consolidated Financial Statements

Consolidated Balance Sheets                              F-3

Consolidated Statements of Operations                    F-4

Consolidated Statements of Cash Flows                    F-5

Consolidated Statement of Stockholders' Deficiency       F-6

Notes to the Consolidated Financial Statements           F-7 - F-11






                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)


                     CONSOLIDATED FINANCIAL STATEMENTS


                          APRIL 30, 2003 AND 2002
                         (Stated in U.S. Dollars)


                       INDEPENDENT AUDITORS' REPORT




To the Shareholders of
Infotec Business Systems, Inc.
(A development stage company)

We have audited the consolidated balance sheets of Infotec Business Systems, Inc. (a development stage company) as at April 30, 2003 and 2002, and the consolidated statements of operations, cash flows, and stockholders' deficiency for the year ended April 30, 2003, and for the period from August 30, 2001 (date of inception) to April 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2003 and 2002, and the results of its operations and cash flows for the year ended April 30, 2003, and for the period from August 30, 2001 (date of inception) to April 30, 2002 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $172,675 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                   "Morgan & Company"

June 24, 2003                               Chartered Accountants

                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS
                         (Stated in U.S. Dollars)



                                                     APRIL 30
                                                 2003      2002

ASSETS

Current
Cash                                           $ 3,818   $ 2,066
Amounts receivable                                 757     2,094
Prepaid expenses                                   -         633

                                               $ 4,575   $ 4,793

LIABILITIES

Current
Accounts payable - related company            $ 47,708  $ 90,227
Accounts payable - other                         2,542         4
                                                50,250    90,231

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 3)
Authorized:
300,000,000 common shares, par value  $0.001
per share
150,000,000  preferred  shares,  par   value
$0.001 per share

Issued and outstanding:
27,000,000 common shares at April  30,  2003
and
12,600,000 common shares at April 30, 2002      27,000    12,600

Additional paid-in capital                     100,000    (5,600)


Deficit  Accumulated During The  Development  (172,675)  (92,439)
Stage
                                               (45,675)  (85,438)


                                               $ 4,575   $ 4,793

Nature Of Operations (Note 1)







                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Stated in U.S. Dollars)



                                             PERIOD     PERIOD
                                              FROM       FROM
                                            DATE OF     DATE OF
                                           INCEPTION   INCEPTION
                                  YEAR     AUGUST 30   AUGUST 30
                                 ENDED      2001 TO     2001 TO
                                APRIL 30    APRIL 30   APRIL 30
                                  2003        2002       2003

Expenses
Office and miscellaneous       $ 10,028    $ 1,322     $ 11,350
Professional fees                16,209      -           16,209
Rent and occupancy               18,000      10,500      28,500
Equipment rental                 18,000      10,308      28,308
Software development costs       18,000      70,308      88,308

Loss For The Period           $ (80,237)  $ (92,438)  $(172,675)



Basic  And Diluted  Loss  Per  $ (0.01)    $ (0.01)
Share


Weighted Average Number Of
Shares Outstanding               26,506,849  10,474,074







                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Stated in U.S. Dollars)



                                             PERIOD     PERIOD
                                              FROM       FROM
                                             DATE OF    DATE OF
                                            INCEPTION  INCEPTION
                                     YEAR   AUGUST 30  AUGUST 30
                                    ENDED    2001 TO    2001 TO
                                    APRIL   APRIL 30   APRIL 30
                                      30
                                     2003     2002       2003

Cash    Flows   From    Operating
Activities
Loss for the period                $(80,237)$(92,438) $ (172,675)


Changes in non-cash working
capital balances related to
operations:
Prepaid expenses                       633      (633)      -
Amounts receivable                   1,337    (2,094)       (757)
Accounts   payable   -    related   17,481    90,227     107,708
company
Accounts payable - other             2,538         4       2,542
                                   (58,248)   (4,934)    (63,182)


Cash    Flows   From    Financing
Activity
Issuance of share capital           60,000     7,000      67,000

Increase In Cash During The Year     1,752     2,066       3,818

Cash, Beginning Of Year              2,066        -          -

Cash, End Of Year                  $ 3,818   $ 2,066     $ 3,818


Supplementary Non-Cash  Financing
Activity
Shares issued for settlement of
accounts payable                  $ 60,000      $ -     $ 60,000





                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                              APRIL 30, 2003
                         (Stated in U.S. Dollars)



                                                  DEFICIT
                        COMMON STOCK             ACCUMULATED
                                      ADDITIONAL   DURING
                                                   THE
                                        PAID-IN  DEVELOPMENT
                      SHARES   AMOUNT   CAPITAL    STAGE     TOTAL

October, 2002 -
Issued for cash      2100000  $ 2,100  $4,900   $ -        $ 7,000

Net  loss  for  the  -           -       -        (92,438) (92,438)
period

Balance, April  30,  2100000    2,100   4,900     (92,438) (85,438)
2002

May, 2002 - Issued
for settlement of
accounts payable     1,200,000  1,200   58,800      -       60,000

May, 2002 - Issued   1,200,000  1,200   58,800      -       60,000
for cash
February, 2003 -
Forward stock split  22,500,000 22,500 (22,500)     -          -
(1:6)
Net  loss  for  the  -           -       -        (80,237) (80,237)
period

Balance, April  30,  27,000,000 27,000 $100,000  $(172,675)$(45,675)
2003





                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2003 AND 2002
                         (Stated in U.S. Dollars)



1.NATURE OF OPERATIONS

  a)Organization

     The Company was incorporated in the State of Nevada, U.S.A. on August 30, 2001. The Company's wholly owned subsidiaries Infotec Business Strategies, Inc. was incorporated under the laws of the Province of British Columbia on October 1, 2001 and Eventec Inc. was incorporated under the laws of Nevada on April 25, 2003. On February 28, 2003, the Board of Directors authorized a 1:6 forward stock split of the Company's $0.001 par value common shares and its $0.001 par value preferred shares. As a result of the split, 22,500,000 additional common shares were issued and additional paid-in capital was reduced by $22,500. All references in the accompanying financial statements to the number of common and preferred shares and per-share amounts for 2002 have been restated to reflect the stock split.

  b)Development Stage Activities

     The Company is engaged in the development of internet accessible ("online") systems for conducting business processes in real time. The development is currently focused on a "virtual office" system for small and medium businesses which provides remote users with access via a web browser to their software applications, corporate data storage and integrated business applications for contact management, time and project management, and client management.

     The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of Infotec Business Systems, Inc.'s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

  c)Going Concern

     The Company will need additional working capital to be successful in its planned development activities and to service its current liabilities for the coming year, and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.


                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2003 AND 2002
                         (Stated in U.S. Dollars)



2.SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements of the Company has been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

  The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

  a)Consolidation

     These  consolidated financial statements include the accounts  of  the
     Company   and   its   wholly  owned  subsidiaries,  Infotec   Business
     Strategies, Inc. and Eventec Inc.

  b)Software Development Costs

     Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at April 30, 2003.

  c)Development Stage Company

     The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

  d)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting For Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.
                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2003 AND 2002
                         (Stated in U.S. Dollars)



2.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e)Foreign Currency Translation

     The operations of the Company's subsidiary, Infotec Business Strategies, Inc., are located in New Westminster, Canada and its functional currency is the Canadian dollar. The consolidated financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period.

  f)Financial Instruments

     The   Company's   financial  instruments  consist  of  cash,   amounts
     receivable, prepaid expenses and accounts payable.

     Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

  g)Basic and Diluted Loss Per Share

     The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would be anti-dilutive.


3.CAPITAL STOCK

  a)During the year, the Company entered into a debt settlement agreement whereby it settled the $60,000 arising from the purchase of software development costs by the issuance of 1,200,000 common shares at a price of $0.05 per share.

  b)During  the  year,  the  Company  completed  a  private  placement   of
     1,200,000 common shares at $0.05 per share, resulting in proceeds to the Company of $60,000.


                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2003 AND 2002
                         (Stated in U.S. Dollars)



4.COMMITMENT

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

  The software development costs were acquired from Danby Technologies Corporation ("Danby"), a company controlled by a majority shareholder, and was recorded at Danby's historical cost base as at April 30, 2002.


5.RELATED PARTY TRANSACTIONS

  During the year, the Company entered into transactions (recorded at exchange values) with related parties as follows:

  i)The Company engages Danby Technologies Corporation to provide a shared internet enabled network system for deploying and testing, and to provide professional staff to maintain implementation and undertake development.

  ii) The Company rents its office premise from Danby Technologies Corporation at the rate of $1,500 per month on a month to month basis.

                                                 2003     2002

 Equipment rental                            $ 18,000  $10,308

 Software development costs                    18,000   10,308

 Rent and occupancy                            18,000   10,500


                                             $ 54,000  $31,116


                      INFOTEC BUSINESS SYSTEMS, INC.
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2003 AND 2002
                         (Stated in U.S. Dollars)



6.SUBSEQUENT EVENTS

  On June 3, 2003, the Company completed a private placement of 100,000 units at $4.00 per unit for proceeds of $400,000. Each unit consists of one common share and one common share purchase warrant exercisable at $4.50 per share during the initial six months, and at an exercise price of $5.50 for the final six month period. In addition, the Company issued 25,000 share purchase warrants entitling the holder to purchase 25,000 common shares at a price of $4.50 per share on or before December 14, 2003, and at a price of $5.00 per share on or before June 13, 2004.

  In  conjunction with the above private placement, certain  directors  and
  stockholders   of   the  Company  agreed  to  return  to   treasury   for
  cancellation a total of 8,750,000 common shares.






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None


   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, positions and the ages of our directors and executive officers. Directors are elected at our annual meeting of stockholders and serve for a one year term or until removed from office in accordance with our bylaws or their successors are elected and qualify. Officers are appointed by the board of directors and their terms of office are, except to the extent governed by employment contract, at the direction of the board of directors. Directors do not currently receive any compensation for their services in acting as directors.



Name                     Age      Position                         Since

Robert Danvers            50      Chief Executive Officer,           2001
                                  President and Director

Stephen Jackson           49      Secretary, Treasurer and Director  2002


Robert Danvers, our founder, has served as our President, Chief Executive Officer, Secretary and Treasurer from August 30, 2001 to November 1, 2001 and thereafter to date as a director, President and Chief Executive Officer. Since 1982, Mr. Danvers has provided business consulting services to development businesses and public reporting companies principally in the field of financial management and business information systems. For the preceding five years, Mr. Danvers has served as President and a director of Danby Financial Management Corp. and Danby Technologies Corporation. These businesses operate respectively in the fields of financial management and information systems consulting.

Mr. Robert Danvers may be considered a promoter within the meaning of the federal securities laws.

Stephen Jackson has served as a director since April 12, 2002 and our Secretary and Treasurer since May 20, 2002. Mr. Jackson has been active in general consulting to business; private, corporate and publicly reporting businesses since 1980, He is a past director of the British Columbia Taxi Association. He served during 2000 through 2002 as a director and President, Secretary and
Treasurer  of   Phoenix Star Ventures, Inc. (formerly wowtown.com,  Inc.),  a
Delaware reporting company trading on the OTC Bulletin Board, involved at that time in establishing an Internet based local resource guide. During the period 1995 through 1997, Mr. Jackson served as Vice President Investor Relations for Athabaska Gold Resources Ltd., a Canadian reporting company involved in mineral exploration, then trading on the Toronto Stock Exchange and Breckenridge Resources Ltd., a Canadian reporting company involved in
mineral  exploration, then trading on the Vancouver Stock  Exchange.   During
1998 and 1999 Mr. Jackson consulted for the Vancouver International Airport Authority.

Officers  of the company do not devote their full time and attention  to  our affairs. We estimate that Mr. Danvers devotes over 80% of his time to our business and Mr. Jackson less than 10%. There are no family relationships between any of our directors, executive officers and/or directors, nominees therefore or significant employees.

Compliance with Section 16(a) of the Exchange Act

Not Applicable


ITEM 10. EXECUTIVE COMPENSATION.


Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from August 30, 2003 (inception) through April 30, 2003 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2003; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2003:

                                OtherSecurities
                                AnnualUnderlying         All
Name and           Fiscal             Compen-  Options/  LTIP  Other
Principal Position  Year Salary Bonus  sation  SARs (#)PayoutsCompensation

Robert Danvers      2003 -        -       -     -         -      -
   President, CEO   2002 -        -       -     -         -      -


Effective May 2003, the company has approved a fee of $5,000 per month to Danby Financial Management Corp., a company controlled by Mr. Danvers, our President, for services rendered by Mr. Danvers.

Option Grants in Last Fiscal Year

We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2003. We have also not granted any stock options to executive officers since April 30, 2003.

Compensation of Directors

There are no standard arrangements pursuant to which directors are compensated for any services provided as director. No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2003.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of us, or a change in the person's responsibilities following such a change in control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth certain information regarding our common stock beneficially owned as of the date of this prospectus, by:

  (i) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii) each of the our executive officers and directors; and
(iii)    all executive officers and directors as a group.


As at June 30, 2003, there were 18,350,000 shares of our common stock issued and outstanding.

      Name and Address of     Amount and Nature of       Percent
      Beneficial Owner (1)    Beneficial Owner  (2)      of Class

      Robert Danvers (3),(4),(5)10,788,000                58.8%
      Chantal Trudeau            1,967,200                10.7%
      Simon Danvers              1,967,200                10.7%
      Nicholas Danvers           1,967,200                10.7%
      Danby Technologies
      Corporation                  422,400                 2.3%
      Stephen Jackson                2,000                 0.0%

      All Executive Officers
      and Directors as a group
       (2 persons)              10,790,000                58.8%
_____________________

(1) Unless otherwise indicated the address of each of the listed beneficial owners identified is 444 Columbia Street E, New Westminster, BC V3L 3W9.
(2) Under securities law, a person is considered a "beneficial owner" of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.
(3) Includes 1,967,200 common shares held in the name of Chantal Trudeau. Robert Danvers is the spouse of Chantal Trudeau. Each disclaims beneficial ownership of the shares beneficially owned by the other.
(4) Includes 3,934,400 common shares held in the name of Danby Investment Corp., a British Columbia corporation on behalf of Simon Danvers as to 1,967,200 common shares and Nicholas Danvers as to 1,967,200 common shares. Simon Danvers and Nicholas Danvers are the minor children of Robert Danvers and Chantal Trudeau. Simon Danvers and Nicholas Danvers shares are held in trust by Danby Investment Corp. for their benefit. Robert Danvers is the President and sole shareholder of Danby Investment Corp.. As trustee, Robert Danvers has full direction and control of the shares held beneficially for Simon Danvers and Nicholas Danvers.
(5) Includes 422,400 common shares held in the name of Danby Technologies Corporation, a British Columbia corporation. Robert Danvers is the President and sole shareholder of Danby Technologies Corporation.

Change of Control

There are currently no arrangements known to us, which will or in the future could, result in a change of control.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Except as set forth below, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we are or will be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any security holder who is known by us to own of record or beneficially more than five percent of our common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

Mr. Robert Danvers may be considered a promoter within the meaning of the federal securities laws.

During the period from August 30, 2001 (inception), through April 30, 2003:

We  acquired  from  Danby  Technologies  Corporation,  a  company  owned  and controlled by Robert Danvers, the prior development, designs and implementations for a virtual office system for the reimbursement of $60,000 of Danby Technologies Corporation's prior out of pocket development expenses and a royalty on future sales of 2%, to an aggregate $250,000 and thereafter at the rate of 1% of net revenues.

We issued 12,600,000 common shares in a private transaction to Mr. Robert Danvers, Mr. Danvers spouse, Chantal Trudeau and their minor children Nicholas and Simon Danvers for an aggregate consideration of $7,000.

On October 3, 2001 we engaged Danby Technologies Corporation to provide office premises on a month to month basis at the rate of $1,500 per month and further to provide us with a shared internet enabled network system for deploying and testing our development and the professional staff to maintain the implementation and undertake development at the rate of $3,000 per month. In the period from incorporation to April 30, 2002, we incurred total fees of $85,116 of which the outstanding balance was $46,565 at April 30, 2003.

We issued 7,080,000 common shares to Danby Technologies Corporation and 120,000 to a member of their staff in settlement of the principal amount of $60,000 due Danby Technologies Corporation under the October 3, 2001 purchase agreement.

Subsequent to April 30, 2003:

We entered into a licensing agreement with CTEC Security Solutions Inc., a company with directors in common, to enable us to incorporate private key infrastructure security into our online systems. The licensing agreement is for a three year period and allows us to sell commguard branded products and services in the United States for a royalty of 10% of the net sales revenues derived from these products, to an aggregate $7.5 million and 7.5% thereafter.

At this time we have not formulated any corporate policies for entering into transactions with affiliated parties.

Members of our management team are not employed by us on a full-time basis. They are involved in other business activities and may, in the future become involved in other businesses. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We do not have and do not intend in the future to formulate a policy for the resolution of such conflicts. We currently have no agreements with members of our management team.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


A. Exhibits


Number      Description of exhibit

3.1  Articles of Incorporation (1)

3.1a Form of Certificate Change (2)

3.2  Bylaws (1)

4.1  Reg S Securities Subscription Agreement (1)

5.1  Opinion of Adorno & Yoss, P.A., with consent to use (1)

10.1 Purchase Agreement with Danby Technologies Corporation (1)

10.2 Debt Settlement Agreement with Danby Technologies Corporation (1)

10.3 Services Engagement with Danby Technologies Corporation (1)

10.4 Deferral of Engagement Fees with Danby Technologies Corporation (1)

10.5 License Agreement

21   Subsidiaries of the Issuer (3)

99.1 Certification of Chief Executive and Chief Financial Officer (3)

_______________________

(1) Incorporated by reference to the registration statement on Form SB-2 file number 333-90618, as amended, as declared effective by the Securities and Exchange Commission on November 5, 2002.


(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

(3)  Filed herewith.

B. Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 7, 2003 with respect to the filing of a Form of Certificate Change.


ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of the annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the par ticipation of the company's management, including the company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was prepared.

          (b) Changes in internal controls. There were not any significant changes in the company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Infotec Business Systems, Inc.
                             (Registrant)



By:   /s/ Robert Danvers
Robert Danvers
President, Chief Executive Officer, Director

Date:    July 21, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

      Signature             Title                            Date


        /s/  Robert Danvers  President,  Director, CEO,  July 21, 2003
      Robert Danvers        Principal Executive, Financial
                            and Accounting Officer



        /s/ Stephen Jackson Secretary, Treasurer, Director July 21, 2003 Stephen Jackson




CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------------

I, Robert Danvers, certify that:

1. I have reviewed this annual report on Form 10-KSB of Infotec Business Systems, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weak nesses.

   Date: July 21, 2003

      /s/ Robert Danvers
    Robert Danvers, Chief Executive Officer
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------------

I, Robert Danvers, certify that:

1. I have reviewed this annual report on Form 10-KSB of Infotec Business Systems, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weak nesses.

   Date: July 21, 2003

     /s/ Robert Danvers
    Robert Danvers, Chief Financial Officer