Form 10QSB
period 2003-07-31
INFOTEC BUSINESS SYSTEMS INC
filed 2003-09-12
CIK 1164012

U.S. Securities and Exchange Commission

                  Washington, D.C. 20549



                       FORM 10-QSB


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended July 31, 2003

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


          YES [ X ]  NO [   ]


           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,350,000 as of September 10, 2003.


              INFOTEC BUSINESS SYSTEMS, INC.

     Form 10-QSB for the quarter ended July 31, 2003

   TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


         Page
PART I  Financial Information

Item 1. Financial Statements (unaudited):

         Consolidated:

         Balance Sheets as of July 31, 2003 and April 30, 2003              3

         Statements of Operations for the three month period
         ended July 31, 2003 and July 31, 2002                              4

         Statements of Cash Flows for the three month period
         ended July 31, 2003 and July 31, 2002                              5

         Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis or Plan  of
         Operation                                                          8

Item 3. Controls and Procedures                                            12


PART II Other Information

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities and Use of Proceeds                          12

Item 3. Defaults Upon Senior Securities                                    12

Item 4. Submission of Matters to a Vote of Security Holders                12

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   13

         SIGNATURES                                                        13

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Balance Sheets





                                             July 31,      April 30,
                                              2003           2003
                                           (unaudited)    (audited)
Assets

Current assets
  Cash                                         $236,932      $3,818
  Amounts receivable                                369         757
  Prepaid expenses and other current assets         374           -
                                               --------------------

                                              $ 237,675      $4,575
                                               ====================



Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities $      5,927 $    2,542
  Accounts payable - related                      8,506     47,708
                                               -------------------

    Total current liabilities                    14,333     50,250


Stockholders' equity (deficiency)
  Share capital (Note 3)
    Authorized
      25,000,000 preferred shares with $0.001 par value
      50,000,000 common shares with $0.001 par value
    Issued
18,350,000 common shares at July 31, 2003        18,350          -
27,000,000 common shares at April 30, 2003            -     27,000
Additional paid-in capital                      445,400    100,000
Deficit accumulated during the
 development stage                             (240,408)  (172,675)
                                               -------------------
  Total stockholders' equity (deficiency)       223,342    (45,675)
                                               -------------------
                                              $ 237,675     $4,575
                                               ===================



 The Accompanying Notes are an Integral
 Part of These Financial Statements



INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)





                                                  Period from
                                                    August
                                                   30, 2001
                            Three Month Period    (Inception)
                              Ended July 31,      to July 31,
                               2003      2002        2003
                            ---------------------------------



Operating Expenses
  Administration costs       $9,676   $ 1,481      $ 20,026
  Professional fees           4,627     5,629        20,836
  Salaries and fees          15,000     -            15,000
  Consulting                    500     1,000         1,500
  Rent and occupancy          4,500     4,500        33,000
  Equipment rental            4,500     4,500        32,808
  Stock based compensation
(Note 4)                     16,750     -            16,750
  Software development costs 12,180     4,500       100,488
                             ------------------------------
Total operating expenses     67,733    21,610       240,408
                             ==============================

Net (Loss)                   (67,733) $(21,610)  $ (240,408)
                             ------------------------------

Net (loss) per share -
Basic and Diluted      $      (0.01) $   (0.01)      $(0.01)
                             ------------------------------
Weighted average shares
of common stock
    outstanding            21,542,717 25,043,478   20,248,003
                           ----------------------------------

















 The Accompanying Notes are an Integral
 Part of These Financial Statements


INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)


                                                         Period from
                                        Three     Three     August
                                        Month     Month    30, 2001
                                    Period Ended Period
                                                  Ended   (Inception)
                                       July 31, July 31,   to July 31,
                                         2003     2002        2003

Cash flows from operating activities
  Net Loss                             $(67,733)$(21,610) $(240,408)
  Non-cash items:
    Stock based compensation             16,750     -        16,750

  Changes in non-cash working
  capital, net                          (35,903) (20,944)    73,590
                                        ---------------------------
                                        (86,886) (42,554)  (150,068)
                                        ===========================

Cash flows from financing activities

  Proceeds from issuance of
  common stock                          400,000   60,000    467,000
  Costs of issuance of common stock     (80,000)    -       (80,000)
                                        ---------------------------
                                        320,000   60,000    387,000
                                        ===========================


Increase (decrease) in
cash in the period                      233,114   17,446    236,932

Cash - beginning of period                3,818    2,066        -

Cash - end of period                  $ 236,932 $ 19,512   $236,932
                                        ===========================

Supplementary cash flow information

Shares issued to settle
   accounts payable - related      $   -      $   60,000$    60,000
                                       ============================














 The Accompanying Notes are an Integral
 Part of These Financial Statements



INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)


  NOTE 1: BASIS OF PRESENTATION

  (a) Interim Financial Data

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three month period ended July 31, 2003 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the Company's audited financial statements and notes thereto for the fiscal year ended April 30, 2003.

  (b)  Going Concern

     The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $240,408 since inception to July 31, 2003. At July 31, 2003, the Company had working capital of $240,408.

    The Company will need additional working capital to be successful in its planned development activity for the coming year, and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in marketing and sales activities and in seeking various sources of additional working capital including equity funding through a private placement and long term financing.

  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

(c) Significant Accounting Policies

  Stock Based Compensation - The Company accounts for non-employee stock based compensation using the fair market value method prescribed in SFAS No. 123 - Accounting for Stock-Based Compensation, and related interpretations. Accordingly, compensation cost for such compensation is measured as its fair value at the date of grant.


  NOTE 2: COMMITMENT

  Pursuant to a purchase agreement dated October 3, 2001, the Company is committed to paying a royalty of 2% on the net sales revenue, quarterly, for any product or service that uses all or any portion of the software acquired until the amount paid totals $250,000, after which the royalty drops to 1%. The software development costs were acquired from Danby Technologies Corporation (Danby), a company controlled by a majority shareholder.

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited )


  NOTE 2: COMMITMENT (continued)

   Pursuant to a licensing agreement dated July 8, 2003, the Company has committed to pay monthly, a royalty of 10% of the net sales revenue, from any commguard branded product or service until the amount paid totals $7,500,000, after which the royalty drops to 7.5%. The license was granted by CTEC Security Solutions Inc., a company with a director in common.


  NOTE 3: SHARE CAPITAL

  On June 3, 2003, the Company completed a private placement of 100,000 units at $4.00 per unit for proceeds of $400,000. Each unit consists of one common share and one common share warrant exercisable at $4.50 per share during the initial six month period, and at an exercise price of $5.50 for the final six month period.

  In conjunction with the above private placement, certain directors and
  stockholders  of  the  Company  agreed  to  return  to  treasury   for
  cancellation a total of 8,750,000 common shares.


  NOTE 4: STOCK BASED COMPENSATION

  The Company applies SFAS No. 123 in accounting for stock-based compensation for non-employees and, accordingly, the Company determined compensation cost based on the fair value at the grant date for the three month period ended July 31, 2003 as $16,750 (2002 - $Nil).

  Warrants to purchase 25,000 common shares for a period of one year were issued in the three month period ended July 31, 2003. The per share weighted average fair value of warrants granted was $0.67 (2002 - $Nil) using the Black-Scholes option pricing model with the following
  assumptions:   no  expected dividends, 60.81%  volatility,  risk  free
  interest  rate  of  1.71%  and an expected  term  of  one  year.   The
  remaining weighted contractual life of the warrants outstanding at July 31, 2003 was 10.5 months, with weighted exercise price of $5.13.


NOTE 5: RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

i) The Company engages Danby to provide a shared internet enabled network system, provide development staff and office premises. In the three month period to July 31, 2003, fees aggregated $17,000 (2002, $13,500).

ii) The Company pays fees in respect of services to Danby Financial Management Corp. a company controlled by a director, at the rate of $5,000 per month. In the three month period to July 31, 2003, the Company has incurred service fees aggregating $15,000 (2002, $Nil).

iii) During the three month period ended July 31, 2003, the Company engaged a company controlled by a director to provide consulting services for $500 (2002, $1,000).




ITEM 2. Management's Discussion and Analysis or Plan of Operation

General

          Management's discussion and analysis or plan of operation contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as may, expect, anticipate, estimates or continue or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily specu lative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

   The   following   discussion  should  be  read  together   with   the
information contained in the financial statements and related notes included elsewhere in this quarterly report.


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

Operation Development and Plan

   We are a development stage company. We have undertaken initial marketing of our products and services, however, we have not generated revenue from our activities. Our business plan is to develop and commercialize systems that provide remote access to business processes via the Internet. We plan to market our products and service to busi nesses in the U.S. and Canada and to earn revenue from monthly service fees, usage and transaction fees and from consulting.

   Since April 30, 2003, we have introduced to potential customers and joint venture partners, our virtual office system and platform and our management and customization services, as a backbone for operating and managing business processes on line, both as a virtual office and to run a firm's specialized business process. Our discussions have assisted us in identifying potential opportunities for running and operating online security and access control systems and specialized process such as those for managing events. In April 2003, we incorporated Eventec Inc., as a wholly owned subsidiary, to facilitate the development and marketing of an event management system in conjunction with industry partners. We are currently in discussions with vendors to utilize our virtual business system as a base for managing and offering their specialized services online.

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

   - developed and printed brochures targeted to the accounting, legal, financial and investment management professions;
   - developed an operational Certification Authority for the issuance of digital certificates, as an application that runs within our business systems;
   - developed policies and practices documentation for the operation of the Certificate Authority and the issuance of digital certificates;
   - undertaken development of tools for the management of digital certificates; and
   - introduced commguard e-mail communication security system to potential customers within the legal and accounting communities.

   We have   also   continued  our  development  of   the   productivity
      application modules, undertaken a program for the incorporation of digital identifications and smartcards into our virtual business systems and our development work related to the issuance and management of digital certificates.

   Our  current  plan  is to accelerate our marketing  efforts  for  our virtual business system and our e-mail communication security product, to develop business relationships and opportunities and to sell our products and services to customers. In addition, we also plan to complete development of the digital certificate management and support tools, the productivity applications and an event management system as is more fully described below. Our objective is to successfully market our existing products and services and to complete development of additional products and services which will meet and address business needs.

   Marketing

      During the early phase of our plan, we expect to continue to develop awareness of our virtual business system as a platform for the deployment of business applications over the Internet through direct contact, trades conferences and online. We have currently identified opportunities with security monitoring and access
      control  firms  and  firms who manage events.   We  will  actively
      pursue these opportunities as well as developing customer and channel relationships and new sales opportunities. We are in the process of developing our web site and additional marketing materials for the virtual business system. We expect input from our discussions with potential customers and channel partners to assist us in directing our marketing efforts.

      We will also continue introduction of our e-mail communication security services and the development of product awareness. We have identified the accounting, legal and the financial professions as initial focuses of our marketing of this product. We intend to develop business relationships and channel partnerships as well as develop relationships with industry associations and professional bodies. In conjunction with CTEC, we attended a legal conference in Canada in August 2003, where we had an opportunity to show the commguard products and services to strong interest from the legal community in Canada. We have plans to attend one additional conference in conjunction with CTEC this year.

      We currently have insufficient staff to undertake all aspects of our marketing efforts. We have engaged the services of a marketing
      consultant  to assist us in developing our marketing efforts.   We
      expect to hire or engage additional marketing and sales personnel and to additionally seek opportunities for marketing through channel partners and resellers. We expect to add one service and
      support   technician  as  our  support  and  service   obligations
      increase.

   Development

      We have accelerated our current development activities and plan to maintain a strong development focus to support our business opportunities. Our current development plans include:








      (i) complete development of the certificate management tools;

      (ii)complete development of the  productivity  applications; and

      (iii)complete designs and implementation for the event management system.

      The productivity application is designed for use with the virtual office to provide a unified base for contact, task, communication, and resource and document management. Due to other current prioritization, we estimate that this application will be available for customer testing and input in our third quarter.

      The event management system is designed around the needs of operators of events and will include online ticket and merchandise sales, provide the firm with Internet access to manage and view information and update their offerings. We are in the design stage of this application and expect to proceed to initial development activities in the second quarter and to testing and operating our implementation in the fourth quarter. Progress in development of this application is dependant on our completing discussions with industry participants who can provide input into our designs and assist with introducing the system to potential customers.

      The certificate management tools are being developed to enable us to provide clients with online applications, running in our virtual business system, to enable them to manage the deployment of digital certificates to their staff and clients.

      In addition, we plan to maintain an ongoing development program that will continue enhancing and upgrading our systems, developing new products and services and providing support for our product and service offerings. Our development staff are also responsible for our system operation and maintenance and for providing our custom development services. We have budgeted approximately $62,000 for our development activities over the next six month period and $20,000 for computer equipment and software. Further additions to our budget are dependant on the receipt of adequate additional funding.

      To accomplish our development objectives, we will need to hire additional employees or contractors. Our current plan is to rely on increasing our three part-time technical consultants' work hours, which we believe will be satisfactory to accomplish our development through the end of the second quarter. We believe we can engage additional employees, consultants and subcontract development staff with the required skills, as they may be needed.

Results of Operations

      We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. For the period from incorporation, August 30, 2001 through July 31, 2003, we incurred a deficit of $240,408. Our principal areas of expenditure during the period were for development costs of $100,488, rent and occupancy costs of $33,000, system rental of $32,808 and professional fees of $20,836.

      For the first quarter ended July 31, 2003, we incurred a net loss of
      $67,733.   Our  principal areas of expenditure  during  the  first
      quarter ended July 31, 2003 were for occupancy costs of $4,500, system rental of $4,500, development costs of $12,180, salaries
      and   fees   $15,000   and   administrative   costs   of   $9,676.
      Administrative and development costs were higher in the current quarter than in the prior quarter due to our increased general operation activities and the increase in development undertaken in
      the  period.   Salaries  and fees reflect payments  for  increased
      management services during the period.

Liquidity and Capital Resources





      As of July 31, 2003, we had an accumulated deficit of $240,408 and cash in the bank of $236,932. Working capital at July 31, 2003 was $223,342. The accumulated deficit and our working capital was funded by proceeds from the issuance of common shares and the conversion of indebtedness to common shares.

      For the three month period ended July 31, 2003, net cash used in operating activities was $86,886, which primarily resulted from the net cash loss of $50,983 combined with changes in working capital amounts. Cash provided by financing activities was $320,000 for a net cash addition during the period of $236,932.

      Management believes that our working capital will be sufficient to sustain our current operations for a period of twelve months and, while management believes that sales and ultimately profitable operations, can be attained in the future, there is no assurance that sales will be made or that if made, they will be of a level required to generate profitable operations or provide positive cash flow. Management has a desire to expand our planned marketing and development activities to more fully exploit our opportunities. Expanding our marketing and development activities would require additional funding. We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability. We may receive additional capital from the exercise of share purchase warrants or, alternatively, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities, or through the issuance of debt instruments. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

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

Product Research and Development

      We anticipate spending $62,000 over the next twelve month period for
      product   development   to  complete  development   of   (a)   the
      productivity applications, (b) the certificate management tools and (c) an event management system and complete our infrastructure
      development   and   incorporation  of  digital  certificates   and
      smartcards in our products and services.

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

Employment

      We expect our operations to grow to six employees and contractors from our current level of two full-time and three part-time
      contractors.   The number and positions of any new  employees  and
      contractors will be determined by additional funding, if obtained.

ITEM 3.    Controls and Procedures

          On July 31, 2003, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

   There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.




      PART II OTHER INFORMATION



ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submissions of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)       Index to Exhibits


Exhibits Description of Documents

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002


31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification of Chief Executive Officer and
         Chief Financial Officer pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002


(b)         Reports on 8-K.

Report Date          Items Reported

June 3, 2003         Item 5,Private Placement & Return to
                     treasury for Cancellation



         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Infotec Business Systems, Inc.
         (Registrant)

Date.......................................September 12,2003.........

By../s/ Robert Danvers..............................................
         (Robert Danvers, President, Director, CEO,
          Chief Financial and Accounting Officer)

