Form 10QSB
period 2003-10-31
INFOTEC BUSINESS SYSTEMS INC
filed 2003-12-15
CIK 1164012

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549
                                    FORM 10-QSB


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended October 31, 2003

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


          YES [ X ]  NO [   ]


           APPLICABLE ONLY TO CORPORATE ISSUERS

State  the number of shares outstanding of each of the issuer's classes  of
common  equity,  as  of  the latest practicable  date:   18,350,000  as  of
December 10, 2003.


              INFOTEC BUSINESS SYSTEMS, INC.

    Form 10-QSB for the quarter ended October 31, 2003

   TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


         Page
PART I  Financial Information

Item 1. Financial Statements (unaudited):

         Consolidated:

         Balance Sheets as of October 31, 2003 and April 30, 2003
         (audited)                                                   3

         Statements of Operations for the six month periods
         ended October 31, 2003 and October 31, 2002 and for
         the period from August 30, 2001 (inception) to
         October 31, 2003                                            4

         Statements of Operations for the three month periods
         ended October 31, 2003 and October 31, 2002                 5

         Consolidated Statements of Stockholders' Equity             6

         Statements of Cash Flows for the six month periods
         ended October 31, 2003 and October 31, 2002 and
         for the period from August 30, 2001 (inception) to
         October 31, 2003                                            7

         Notes to Consolidated Financial Statements                  8

Item 2. Management's Discussion and Analysis or Plan  of
         Operation                                                  11

Item 3. Controls and Procedures                                     16


PART II Other Information

Item 1. Legal Proceedings                                           16

Item 2. Changes in Securities and Use of Proceeds                   16

Item 3. Defaults Upon Senior Securities                             16

Item 4. Submission of Matters to a Vote of Security Holders         16

Item 5. Other Information                                           16

Item 6. Exhibits and Reports on Form 8-K                            16

         SIGNATURES                                                 17























INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Balance Sheets





                                             October 31,   April 30,
                                               2003           2003
                                             (unaudited)  (audited)
                                             -----------------------

Assets

Current assets
  Cash                                      $  166,302      $3,818
  Amounts receivable                               796         757
  Prepaid expenses and other current assets      2,273          -
                                             ---------------------

                                             $ 169,371      $4,575
                                             =====================



Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities      $3,920   $   2,542
  Accounts payable - related                     8,011      47,708
                                             ---------------------

    Total current liabilities                   11,931      50,250


Stockholders' equity (deficiency)
  Share capital (Note 3)
    Authorized
      150,000,000 preferred shares with $0.001 par value 300,000,000 common shares with $0.001 par value
    Issued
 18,350,000 common shares at October 31, 2003   18,350         -
 27,000,000 common shares at April 30, 2003        -        27,000
Additional paid-in capital                     445,400     100,000
Deficit accumulated during the
 development stage                            (306,310)   (172,675)
                                              --------------------
  Total stockholders' equity (deficiency)      157,440     (45,675)
                                              ====================
                                             $ 169,371      $4,575
                                              --------------------




 The Accompanying Notes are an Integral
 Part of These Financial Statements

















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)





                                                               Period from
                                                                  August
                                                                30, 2001
                                Six Month Period               (Inception)
                                Ended October 31,             to October 31,
                                2003        2002                   2003
                               ---------------------------------------------




Operating Expenses
  Administration costs        $17,275  $ 2,950                 $ 27,625
  Professional fees             5,193   11,858                   21,402
  Salaries and fees            41,889     -                      41,889
  Consulting                      500    1,000                    1,500
  Rent and occupancy           10,000    9,000                   38,500
  Equipment rental              9,000    9,000                   37,308
  Stock based compensation
  (Note 4)                     16,750      -                     16,750
  Software development costs   33,028    9,000                  121,336
                               ----------------------------------------
    Total operating expenses  133,635   42,808                  306,310
                              -----------------------------------------

Net (Loss)                   (133,635)$(42,808)              $ (306,310)
                              -----------------------------------------

Net (loss) per share -
Basic and Diluted      $      (0.01) $  (0.01)
                              ----------------
Weighted average shares
of common stock outstanding 24226359  26021739



 The Accompanying Notes are an Integral
 Part of These Financial Statements















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)







                                          Three Month
                                    Period Ended October 31,
                                        2003          2002





Operating Expenses
  Administration costs                $ 7,599      $ 1,469
  Professional fees                       566        6,229
  Salaries and fees                    26,889           -
  Rent and occupancy                    5,500        4,500
  Equipment rental                      4,500        4,500
  Software development costs           20,848        4,500
                                       -------------------
    Total operating expenses           65,902       21,198


Net (Loss)                           $(65,902)   $ (21,198)
                                       -------------------

Net (loss) per share -
Basic and Diluted                   $   (0.01)    $  (0.01)
                                       -------------------
Weighted average shares
   of common stock outstanding      18,350,000  12,600,000
                                    ----------------------





 The Accompanying Notes are an Integral
 Part of These Financial Statements




















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)





                               Common Stock
                       ---------------------------- Deficit
                                         Additional Accumulated
                        Number of        Paid-in    During the
                         Shares   Amount Capital    Development  Total
                                                    Stage

Initial capitalization
October, 2001 for cash  2100000  $2100   $4900     $           $ 7,000

Net (loss)                                          (92,438)   (92,438)
-----------------------------------------------------------------------
Balance as of
April 30, 2002        2,100,000 2,100    4,900      (92,438)   (85,438)

Shares issued for:

  Settlement of
  accounts payable    1,200,000 1,200   58,800                  60,000
  Private placement   1,200,000 1,200   58,800                  60,000

Forward split (6:1)
  February, 2003     22,500,000 22500  (22,500)

Net (loss)                                           (80,237)  (80,237)
-----------------------------------------------------------------------

Balance as of
  April 30, 2003     27,000,000 27000  100,000      (172,675)  (45,675)

Shares issued for:

  Private placement     100,000   100  319,900                 320,000

Return to treasury   (8,750,000)(8750)   8,750

Stock based
compensation                            16,750                  16,750

Net (loss)                                          (133,635) (133,635)
-----------------------------------------------------------------------

Balance as of
October 31,
 2003                18,350,000 18350 $445,400     $(306,310)$(157,440)
-----------------------------------------------------------------------


 The Accompanying Notes are an Integral
 Part of These Financial Statements





















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)


                                                               Period from
                                                               August
                                                               30, 2001
                                             Six Month         (Inception)
                                       Period Ended October     to October
                                          2003      31,2002     31, 2003

Cash flows from operating activities
  Net Loss                              $(133,365) $(42,808)    $(306,310)
  Non-cash items:
    Stock based compensation               16,750       -          16,750

  Changes in non-cash working
     capital, net                         (40,901)   (6,836)       68,862
                                        ---------------------------------
                                         (157,516)  (49,644)     (220,698)
                                        ---------------------------------

Cash flows from financing activities

  Proceeds from issuance of
   common stock                           400,000    60,000       467,000
  Costs of issuance of common stock       (80,000)      -         (80,000)
                                        ---------------------------------

                                          320,000    60,000       387,000
                                        ---------------------------------

Increase (decrease) in cash
in the period                             162,484    10,356       166,302

Cash - beginning of period                  3,818     2,066           -
                                        ---------------------------------
Cash - end of period                    $ 166,302  $ 12,422      $166,302


Supplementary cash flow information

Shares issued to settle
   accounts payable - related            $   -     $60,000       $ 60,000
-------------------------------------------------------------------------


 The Accompanying Notes are an Integral
 Part of These Financial Statements





















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)


  NOTE 1: BASIS OF PRESENTATION

  (a) Interim Financial Data

The  accompanying  unaudited consolidated financial  statements  have  been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six month period ended October 31, 2003 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the Company's audited financial statements and notes thereto for the fiscal year ended April 30, 2003.

  (b)  Going Concern

The  financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $306,310 since inception to October 31, 2003. At October 31, 2003, the Company had working capital of $157,440.

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

(c) Significant Accounting Policies

Stock  Based  Compensation  - The Company accounts for  non-employee  stock based compensation using the fair market value method prescribed in SFAS No. 123 - "Accounting for Stock-Based Compensation", and related interpretations. Accordingly, compensation cost for such compensation is measured as its fair value at the date of grant.


  NOTE 2: COMMITMENT

Pursuant to a purchase agreement dated October 3, 2001, the Company is committed to paying a royalty of 2% on the net sales revenue, quarterly, for any product or service that uses all or any portion of the software acquired until the amount paid totals $250,000, after which the royalty drops to 1%. The software development costs were acquired from Danby Technologies Corporation ("Danby"), a company controlled by a majority shareholder.















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited )


  NOTE 2: COMMITMENT (continued)

Pursuant  to  a  licensing agreement dated July 8, 2003,  the  Company  has committed to pay monthly, a royalty of 10% of the net sales revenue, from any commguardO branded product or service until the amount paid totals $7,500,000, after which the royalty drops to 7.5%. The license was granted by CTEC Security Solutions Inc., a company with a director in common. On September 25, 2003 the license was amended to remove territorial restrictions for sales, in consideration of an additional license fee of $0.25 per month for each digital certificate issued and in force.


  NOTE 3: SHARE CAPITAL

On  June  3,  2003,  the Company completed a private placement  of  100,000 units to a single accredited investor at $4.00 per unit for proceeds of $400,000. Each unit consists of one common share and one common share warrant exercisable at $4.50 per share during the initial six month period, and at an exercise price of $5.50 for the final six month period.

In  conjunction  with  the above private placement, certain  directors  and
  stockholders   of   the  Company  agreed  to  return  to   treasury   for
  cancellation a total of 8,750,000 common shares.


  NOTE 4: STOCK BASED COMPENSATION

The   Company   applies  SFAS  No.  123  in  accounting   for   stock-based
  compensation for non-employees and, accordingly, the Company determined compensation cost based on the fair value at the grant date for the six month period ended October 31, 2003 as $16,750 (2002 - $Nil).

Warrants  to  purchase 25,000 common shares for a period of one  year  were issued in the six month period ended October 31, 2003. The per share weighted average fair value of warrants granted was $0.67 (2002 - $Nil) using the Black-Scholes option pricing model with the following assumptions: no expected dividends, 60.81% volatility, risk free interest rate of 1.71% and an expected term of one year. The remaining weighted contractual life of the warrants outstanding at October 31, 2003 was 7.5 months, with weighted exercise price of $5.30.


NOTE 5: RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

i) The Company engages Danby to provide a shared internet enabled network system, provide development staff and office premises. In the six month period to October 31, 2003, fees aggregated $39,000 (2002, $27,000).

ii) The Company pays fees in respect of services to Danby Financial Management Corp. a company controlled by a director, at the rate of $5,000 per month. In the six month period to October 31, 2003, the Company has incurred service fees aggregating $30,000 (2002, $Nil).




















INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited )



NOTE 5: RELATED PARTY TRANSACTIONS (continued)

iii)During the six month period ended October 31, 2003, the Company engaged a company controlled by a director to provide consulting services for $500 (2002, $1,000).


iv)During the six month period ended October 31, 2003, the Company engaged a company with a director in common to provide service and support staff for $7,526 (2002, $Nil).




ITEM 2. Management's Discussion and Analysis or Plan of Operation

General

         Management's discussion and analysis or plan of operation contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of
forward   looking  terminology  such  as  "may,"  "expect,"  "anticipate,"
"estimates" or "continue" or use of negative or other variations of compa rable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to
differ   materially  from  those  referred  to  in  our  forward   looking
statements.

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

Operation Development and Plan

   We are an emerging development stage company. We have undertaken initial marketing of our products and services, however, to date, we have not generated revenue from our activities. Our business plan is to operate and market online solutions and services. We plan to market our products and service to businesses in the U.S. and Canada and throughout the world, principally through resellers, agents and other channel partners, and to earn revenue from monthly service fees, usage and transaction fees.

   Since April 30, 2003, we have introduced our virtual office system and platform and our management and customization services to potential customers and joint venture partner, as a backbone for operating and managing their office and business processes online. Our discussions have assisted us in identifying potential opportunities for running and operating online security and access control systems and specialized process such as those for managing events.

   To expand our online offerings and opportunities, in May 2003, we entered into a licensing agreement with CTEC Security Solutions Inc., a related company, to sell their commguardO branded access and security control products and services in the United States. In September, 2003, the license was amended to remove any territorial restrictions and enabling us to sell to CTEC's contacts in Canada. Through this license, we also have a source of supply for our smartcards and smartcard readers at competitive market rates. Since acquiring this opportunity, we have among other things:



   -   completed  implementation  and  testing  of  our  third   generation
Certification Authority and Management system for the issuance, management and deployment of commguardO branded digital certificates;

   - completed  validation  and  testing of   commguardO   branded  digital
      certificates by an independent agency for use by their members;

   - developed and printed marketing literature and published a web site at www.commguard.com to provide information on these products;

   - developed support services, user instructions and policies and practices documentation for the operation of our Certificate
      Authorities and all of the aspects of the issuance of digital certificates (www.commguard.com/support);

   - introduced   commguardO  branded  e-mail  communication  security   to
      potential customers through:

      co-attendance at the Canadian Bar Association conference held in Montreal in August 2003, and the Pacific Legal Technical Conference held in Vancouver in November, 2003, where we had an opportunity to exhibit to strong interest from the legal community in Canada.

      marketing, with the assistance of a sales consultant we engaged from August through October, to additional industries and communities including government for e-filings, telecoms, advertising and online gaming and others firms for whom privacy is a concern; and

   - commenced deployment of commguardO branded digital certificates and building of an initial base of users.

   Our  current  plan  is  to  build on our initial   marketing  and  sales
      efforts and focus on building our relationships with potential business partners and resellers and building a larger base of commguardO digital certificate users throughout the world. Our devel opment activities will also be focused on the systems and interfaces for managing the deployment of commguardO digital certificates.

   Marketing

   During  the  early phase of our plan, we undertook to develop  awareness of our virtual business system as a platform for the deployment of business applications over the Internet and our commguardO branded security products through direct contact, trades conferences and via the Internet. We have currently identified opportunities for each of our product lines which we are actively pursuing, including developing customer and channel relationships and related sales opportunities. In December we expect to complete and publish the Infotec Web Site which will provide customers and interested parties with more details regarding our online services offerings.

   From  our initial marketing and introduction efforts, management is lead to believe that there is an immediate opportunity to provide businesses with easy to use, cost effective solutions for e-mail security. Our current and planned marketing efforts will focus on exploiting this opportunity through follow-up sales and marketing calls, developing business partner and reseller opportunities and selling to our current contacts and potential customer base. To meet the needs expressed by some potential customers, we will also offer a complete co-marketing or branding program for businesses to offer commguard products to their existing and potential customers.

   We currently  have  insufficient  staff  resources  to  expand   product
      introductions. We also lack the financial resources to broaden our marketing efforts or engage professional advisors. We are seeking opportunities for marketing through channel partners and resellers which are funded by the business partner or reseller. We believe we can engage sales and marketing professionals when needed.

   Development

   The principal focus of our development activities is to support the opportunities our marketing program has determined. Our focus for the next quarter is to:

   - complete  interface development and customization for the  certificate
      management  system  for  businesses  and  resellers  to  manage   the
      deployment of certificates to their employees or customers;

   - complete the integration and automation of the certificate management and cryptographic modules of our system;

   - develop an online purchasing interface; and

   - continue support and service development,

   related  to  the online  issuance and management of commguardO   digital
   certificates.

   Additional projects related to the productivity application, designed for use with the virtual office to provide a unified base for contact, task, communication, and resource and document management and our planned event management system are on a reduced priority schedule currently awaiting funding and business opportunity development. We hope to resume development of these and other projects in the fourth quarter.

   We plan to maintain an ongoing development program that will continue enhancing and upgrading our systems, developing new products and services and providing support for our product and service offerings. Our development staff are responsible for our system operation and maintenance, for providing our custom development services and for service and support services. We have budgeted approximately $72,000 for our development activities over the next six month period. Further additions to our budget are dependant on the receipt of adequate additional funding.

   Our current plan is to maintain our staff at three part-time technical consultants, which we believe, in conjunction with available sub-contractors, will be satisfactory to accomplish our development through the end of the third quarter. We believe that in future, we can engage additional employees, consultants and subcontract development staff with the required skills, as they may be needed.

Results of Operations

   We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. For the period from incorporation, August 30, 2001 through October 31, 2003, we incurred a deficit of $306,310. Our principal areas of expenditure during the period were for development costs of $121,336, rent and occupancy costs of $38,500, system rental of $37,308 and professional fees of $21,402.

   For the second three month period ended October 31, 2003, we incurred a net loss of $65,902. Our principal areas of expenditure during the first quarter ended October 31, 2003 were for occupancy costs of $5,500, system rental of $4,500, development costs of $20,848, salaries and fees $26,889 and administrative costs of $7,599. For the six month period ended October 31, 2003, we incurred a net loss of $133,635. Our principal areas of expenditure during the six months ended October 31, 2003 were for occupancy costs of $10,000, system rental of $9,000, development costs of $33,028, salaries and fees $41,889 and administrative costs of $9,676.

   Administrative and development costs were higher in the current quarter and the current six month period over their comparative prior periods due to our increased general operation activities and the increase in development undertaken in the period. Salaries and fees reflect payments for increased management services and the engagement of a sales and marketing consultant and part-time support personnel during these periods.

Liquidity and Capital Resources

   As of October 31, 2003, we had an accumulated deficit of $306,310 and cash in the bank of $166,302. Working capital at October 31, 2003 was $157,440. The accumulated deficit and our working capital was funded by proceeds from the issuance of common shares and the conversion of indebtedness to common shares.

   For the six month period ended October 31, 2003, net cash used in operating activities was $157,516, which primarily resulted from the net cash loss of $133,365 combined with changes in working capital amounts. Cash provided by financing activities was $320,000 for a net cash addition during the period of $162,484.

   Management believes that our working capital will be sufficient to sustain our current operations for a period of six months and, while management believes that sales and ultimately profitable operations, can be attained in the future, there is no assurance that sales will be made or that if made, they will be of a level required to generate profitable operations or provide positive cash flow. Management has a desire to expand our planned marketing and development activities to more fully exploit our opportunities. Expanding our marketing and development activities would require additional funding. We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability. We may receive additional capital from the exercise of share purchase warrants or, alternatively, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities, or through the issuance of debt instruments. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

   We have commenced marketing of our products and services, however, we have not yet generated any revenues, nor are we a party to any binding agreements that will generate revenues. Due to our lack of revenue-production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2003, that there is substantial doubt about our ability to continue as a going concern.

Additional Risk Factors

As noted  throughout this quarterly report, Infotec Business Systems, Inc., is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability. It is not possible, however, to foresee all risks which may affect us. Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan. Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our shares and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading "Liquidity and Capital Resources" above and the additional risk factors we have set out below.

   Operating History - We are presently in the process of marketing products and services we have developed and that we are currently refining for market acceptance. We have not yet earned any revenues and accordingly, we have no operating history from which investors can evaluate our future business prospects or management's performance. As a result, you have no reliable means to determine whether you should make an investment in our company.

   Marketable Products - In order to sell our products and services, we have to demonstrate to potential customers that we have systems and services that are functional, supported, cost effective and address a customer's need. We have developed products and services which we have introduced to potential customers. At present we have limited history in offering and supporting our product offerings. If, consequently, our products and services do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn any revenues.

   Staff Availability - We have only two directors and we rely principally on Mr. Robert Danvers our President for his entrepreneurial skills and experience and to implement our business plan. We currently also engage three part-time technical consultants for our development and for our product service and support. We do not currently have employment agreements with any of the directors, officers or contractors, we depend on for the successful implementation of our plan. Moreover, our ability to sell our products and successfully implement our business plan may be adversely affected by the limitation in availability of our staff.

   Competition - We face competition from a wide range of competitors in the online application services industry. These companies include large, well established and financially stronger companies. As we have indicated previously, we have only limited resources to compete and may never have sufficient funds to be able to refine our applications and successfully market our offerings so that we may become a factor in our industry. These competitive disadvantages represent another factor which may cause investors in our stock to lose the value of their investment.

   Management Control - Mr. Robert Danvers owns or controls approximately 59% of the outstanding shares of our common stock. Accordingly, he will have almost complete influence in determining the outcome of all corporate transactions and business decisions. The interests of Mr.
   Danvers may differ from the interests of the other stockholders, and since he has the ability to control most decisions through his control of our common stock, our investors will have limited ability to affect decisions made by management.

Product Research and Development

   We anticipate spending $72,000 over the next twelve month period for product development to complete development of systems and support for the deployment and management of digital certificates.

Property or Plant

   Subject to adequate additional funding, we have estimated the costs of infrastructure upgrades, including computer equipment, software license fees and related expenses will be approximately $80,000.

   Except as noted above, we do not expect to purchase or sell plant and significant equipment in the next twelve months.

Employment

   We expect our operations to remain constant at our current level of one full-time and three part-time contractors. The number and positions of any new employees and contractors will be determined by additional funding, if obtained.


ITEM 3.    Controls and Procedures

          On October 31, 2003, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain  disclosure  controls  and procedures  that  are  effective  in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

10.1     License Agreement (1)

10.2     License Amendment Agreement (1)

31.1     Certification of Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification of Chief Executive Officer and
         Chief Financial Officer pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002

________________

(1)      Incorporated  by  reference  to  the  Form  8-K  filed  with   the
         Securities and Exchange Commission on October 1, 2003.



(b)       Reports on 8-K.

   Report Date               Items Reported

   September 25, 2003            Item  5, Amendment  to  License
                                 Agreement with CTEC Security Solutions Inc.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Infotec Business Systems, Inc.
                        (Registrant)

Date.....................December 12, 2003................................

   By................../s/Robert Danvers..................................
         (Robert Danvers, President, Director, CEO,
           Chief Financial and Accounting Officer)