Form 10QSB
period 2004-01-31
INFOTEC BUSINESS SYSTEMS INC
filed 2004-03-09
CIK 1164012

U.S. Securities and Exchange Commission

                  Washington, D.C. 20549



                       FORM 10-QSB


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended January 31, 2004

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ______________

   Commission file number: 333-90618




              INFOTEC BUSINESS SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)



       NEVADA                                   98-0358149
 (State or other jurisdiction of          (I.R.S. Employer Identification
  incorporation or organization)                 No.)


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


          YES [ X ]  NO [   ]


           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,350,000 as of March 5, 2004.


              INFOTEC BUSINESS SYSTEMS, INC.

    Form 10-QSB for the quarter ended January 31, 2004

   TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


         Page
PART I  Financial Information

Item 1. Financial Statements (unaudited):

         Consolidated:

         Balance Sheets as of January 31, 2004 and April 30, 2003
         (audited)                                                   3

         Statements of Operations for the nine month periods
         ended January 31, 2004 and January 31, 2003 and for
         the period from August 30, 2001 (inception) to
         January 31, 2004                                            4

         Statements of Operations for the three month periods
         ended January 31, 2004 and January 31, 2003                 5

         Consolidated Statements of Stockholders' Equity             6

         Statements of Cash Flows for the nine month periods
         ended January 31, 2004 and January 31, 2003 and
         for the period from August 30, 2001 (inception) to
         January 31, 2004                                            7

         Notes to Consolidated Financial Statements                  8

Item 2. Management's Discussion and Analysis or Plan  of
         Operation                                                  11

Item 3. Controls and Procedures                                     16


PART II Other Information

Item 1. Legal Proceedings                                           16

Item 2. Changes in Securities and Use of Proceeds                   16

Item 3. Defaults Upon Senior Securities                             16

Item 4. Submission of Matters to a Vote of Security Holders         16

Item 5. Other Information                                           16

Item 6. Exhibits and Reports on Form 8-K                            16

         SIGNATURES                                                 17








                           INFOTEC BUSINESS SYSTEMS, INC.
                           (A Development Stage Company)
                            Consolidated Balance Sheets





                                           January 31,   April 30,
                                              2004           2003
                                           (unaudited)    (audited)
Assets

Current assets
  Cash                                      $  109,107      $3,818
  Amounts receivable                               964         757
  Prepaid expenses and other current assets      1,560          -
                                               -------------------
                                             $ 111,631      $4,575
                                               -------------------



Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities $       276      $2,542
  Accounts payable - related                     7,680      47,708
                                               -------------------

    Total current liabilities                    7,956      50,250


Stockholders' equity (deficiency)
  Share capital (Note 3)
    Authorized
150,000,000 preferred shares with $0.001
par value
300,000,000 common shares with $0.001 par
value Issued
18,350,000 common shares at January 31, 2004    18,350         -
27,000,000 common shares at April 30, 2003        -         27,000
Additional paid-in capital                     445,400     100,000
Deficit accumulated during the
         development stage                    (360,075)   (172,675)
                                              --------------------
  Total stockholders' equity (deficiency)      103,675     (45,675)
                                              --------------------
                                             $ 111,631      $4,575
                                              --------------------











 The Accompanying Notes are an Integral
 Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)





                                                        Period from
                                                           August
                                                          30, 2001
                                     Nine Month Period   (Inception)
                                      Ended January 31,  to January 31,
                                         2004   2003         2004





Operating Expenses
  Administration costs               $22,153  $ 5,460      $ 32,503
  Professional fees                    5,940   13,310        22,149
  Salaries and fees                   64,951      -          64,951
  Consulting                             500    1,000         1,500
  Rent and occupancy                  16,000   13,500        44,500
  Equipment rental                    13,500   13,500        41,808
  Stock based compensation (Note 4)   16,750     -           16,750
  Software development costs          47,606   13,500       135,914
                                     ------------------------------
    Total operating expenses         187,400   60,270       360,075
                                     ------------------------------

Net (Loss)                          (187,400)$(60,270)    $(360,075)
                                     ------------------------------

Net(loss)per share-Basic
and Diluted                    $      (0.01) $ (0.01)
                                     ----------------
Weighted average shares
   of common stock outstanding    19,384,239 26,347,826
                                  ---------------------

















 The Accompanying Notes are an Integral
 Part of These Financial Statements









INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
================================================================






                                           Three Month
                                     Period Ended January 31,
                                        2004          2003
                                  ----------------------------




Operating Expenses
  Administration costs                $ 4,878       $ 2,510
  Professional fees                       747         1,452
  Salaries and fees                    23,062           -
  Rent and occupancy                    6,000         4,500
  Equipment rental                      4,500         4,500
  Software development costs           14,578         4,500
                                       --------------------
    Total operating expenses           53,765        17,462
                                       --------------------

Net (Loss)                           $(53,765)    $ (17,462)
                                     ----------------------

Net (loss) per share - Basic
            and Diluted             $  (0.01)    $    (0.01)
                                    ------------------------
Weighted average shares
   of common stock outstanding      18,350,000    27,000,000
                                    ------------------------

















 The Accompanying Notes are an Integral
 Part of These Financial Statements


INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)




                               Common Stock
                         -----------------------------  Deficit
                                            Additional  Accumulated
                        Number of           Paid-in     During the
                        Shares      Amount  Capital     Development
                                                        Stage        Total

Initial capitalization
October, 2001 for cash   2,100,000  $2,100   $4,900     $            7,000

Net (loss)                                              (92,438)     (92,438)
                       ------------------------------------------------------

Balance as of
  April 30, 2002        2,100,000   2,100     4,900     (92,438)     (85,438)

Shares issued for:

  Settlement of
  accounts payable      1,200,000   1,200     58,800                  60,000
  Private placement     1,200,000   1,200     58,800                  60,000

Forward split (6:1)
  February, 2003        22,500,000  22,500    (22,500)

Net (loss)                                              (80,237)     (80,237)
                       -----------------------------------------------------

Balance as of
  April 30, 2003        27,000,000  27,000    100,000   (172,675)    (45,675)

Shares issued for:

  Private placement     100,000     100       319,900                320,000

Return to treasury      (8,750,000) (8750)    8,750

Stock based compensation                      16,750                 16,750

Net (loss)                                              (187,400)    (187,400)
                        -----------------------------------------------------

Balance as of
  January 31, 2004      18,350,000  $18,350   $445,400  $(360,075)    $103,675
                        ------------------------------------------------------


















 The Accompanying Notes are an Integral
 Part of These Financial Statements








INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
----------------------------------------------------------------------

                                                                 Period from
                                                                    August
                                                                   30, 2001
                                             Nine Month           (Inception)
                                       Period Ended January 31, to January 31,
                                            2004       2003          2004
                                        ------------------------------------
Cash flows from operating activities
  Net Loss                                 $(187,400) $(60,270)  $(360,310)
  Non-cash items:
    Stock based compensation                  16,750    -           16,750

  Changes in non-cash working capital, net   (44,061)   (4,024)     65,432
                                            ------------------------------
                                            (214,711)  (56,246)   (277,893)
                                            ------------------------------

Cash flows from financing activities

  Proceeds from issuance of common stock     400,000    60,000     467,000
  Costs of issuance of common stock          (80,000)      -       (80,000)
                                            ------------------------------
                                             320,000    60,000     387,000
                                            ------------------------------

Increase (decrease) in cash in the period    105,289     3,754     109,107

Cash - beginning of period                     3,818     2,066         -
                                            ------------------------------
Cash - end of period                       $ 109,107  $  5,820    $109,107
                                            ------------------------------

Supplementary cash flow information

Shares issued to settle
   accounts payable - related                $   -   $  60,000   $  60,000
                                            ------------------------------














 The Accompanying Notes are an Integral
 Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)


  NOTE 1: BASIS OF PRESENTATION

  (a) Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine month period ended January 31, 2004 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the Company's audited financial statements and notes thereto for the fiscal year ended April 30, 2003.

  (b)  Going Concern

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $360,075 since inception to January 31, 2004. At January 31, 2004, the Company had working capital of $103,675.

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


  NOTE 4: STOCK BASED COMPENSATION

The Company applies SFAS No. 123 in accounting for stock-based compensation for non-employees and, accordingly, the Company determined compensation cost based on the fair value at the grant date for the nine month period ended January 31, 2004 as $16,750 (2002 - $Nil).

Warrants  to purchase 25,000 common shares for a period of one year were issued in  the  nine  month period ended January 31, 2004.  The per  share  weighted average  fair  value of warrants granted was $0.67 (2002 -  $Nil)  using  the
  Black-Scholes option pricing model with the following assumptions: no expected dividends, 60.81% volatility, risk free interest rate of 1.71% and an expected term of one year. The remaining weighted contractual life of the warrants outstanding at January 31, 2004 was 4.5 months, with a weighted exercise price of $5.50 per share.


NOTE 5: RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

i) The Company engages Danby Technologies Corporation to provide a shared internet enabled network system, provide development staff and office premises. In the nine month period to January 31, 2004, fees aggregated $62,000 (2003, $40,500).

ii) The Company pays fees in respect of services to Danby Financial Management Corp. a company controlled by a director, at the rate of $5,000 per month. In the nine month period to January 31, 2004, the Company has incurred service fees aggregating $45,000 (2003, $Nil).











                        INFOTEC BUSINESS SYSTEMS, INC.
                         (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                                  (Unaudited )



NOTE 5: RELATED PARTY TRANSACTIONS (continued)

iii)During the nine month period ended January 31, 2004, the Company engaged a company controlled by a director to provide consulting services for $500 (2003, $1,000).


iv)During the nine month period ended January 31, 2004, the Company engaged a company with a director in common to provide service and support staff for $13,432 (2003, $Nil).




ITEM 2. Management's Discussion and Analysis or Plan of Operation


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

Operation Development and Plan

   We are an emerging development stage company. We have undertaken initial marketing of our products and services, however, to date, we have not generated revenue from our activities. Our business plan is to operate and market online solutions and services to businesses and other organizations throughout the world, principally through resellers, agents and other channel partners, and to earn revenue from monthly service fees, usage and transaction fees.

   Since April 30, 2003, we have introduced our virtual office system and platform to potential customers and joint venture partners, as a backbone for operating and managing their office and business processes online. To expand our online offerings and opportunities we entered into a license agreement with CTEC Security Solutions Inc., a related company, to sell their commguard branded access and security control products and services throughout the world. In furtherance of our business plan we have among other things:

   -   completed   implementation  and  testing   of   our   third   generation
Certification Authority and Management System for the issuance, management and deployment of commguard branded digital certificates;

   - completed   validation  and  testing  of   commguard branded digital
      certificates by an independent agency for use by their members;

   - developed  and  printed marketing literature and published  web  sites  at
      www.infotecbusinesssystems.com   and   www.commguard.com    to    provide
      information on our services;

   - developed support services, user instructions and policies and practices documentation for the operation of our Certificate Authorities and all of the aspects of the issuance of digital certificates (www.commguard.com/support);

   - introduced commguard branded e-mail communication security to potential customers through:

      - co-attendance at the Canadian Bar Association conference held in Mont real in August 2003, and the Pacific Legal Technical Conference held in Vancouver in November, 2003, where we had an opportunity to exhibit to strong interest from the legal community in Canada.

      - marketing, with the assistance of a sales consultant we engaged from August through October, to additional industries and communities including government for e-filings, telecoms, advertising and online gaming and other firms for whom privacy is a concern;

   - commenced  deployment  of   commguard branded digital certificates and
      building of an initial base of users; and

   - developed   and   introduced  reseller  programs  for   Internet   Service
      Providers, IT Consultants and for business web sites.

   Our  current  plan is to build on our marketing and sales efforts and  build our  relationships with potential business partners and  resellers  while
      building   a  larger  base  of   commguard  digital certificate users
      throughout the world. Our development activities will also be focused on systems and interfaces to meet the business opportunities our marketing efforts identify.

   Marketing

   During the early phase of our plan, we undertook to develop awareness of our virtual business system as a platform for the deployment of business applications over the Internet and our commguard branded security products through direct contact, trade shows and via the Internet. Our efforts over the last three quarters has provided our products with some exposure and has begun to attract attention and interest from many quarters. Our approach is to market to our strengths which includes our systems, designs and our flexibility in delivering solutions that meet our customer's need.

 During the current quarter, we developed a commguard reseller program for Internet Service Providers and for IT Consultants and have commenced marketing these programs selectively. We have also identified potential customers in the following market segments which we are currently addressing, including:

   - secure e-mail;
   - access control and digital contracts within e-commerce and B2B web sites
   - secure online gaming and payment processing;
   - secure and signed online document filing for business and government; and
   - secure online school systems.

   Our current and planned marketing efforts will focus on exploiting these opportunities through follow-up sales and marketing calls, developing business partner and reseller opportunities and selling to our current contacts and potential customer base.

   We currently  do not have sufficient staff resources to expand  our  product introductions and marketing efforts. We also lack the financial resources to broaden our marketing efforts or engage professional advisors. We are accordingly seeking opportunities for marketing through channel partners and resellers. We believe we can engage sales and marketing professionals when needed.

   Development

   Our  development  activities are currently focused on product  improvements, system maintenance and support for new opportunities our marketing program has identified. In the current quarter, we completed the initial development of our web-based certificate management system and the integration and automation of the certificate management and cryptographic modules of our system.

   During the upcoming quarter we expect to focus our development activities on:

   - adding functionality to our certificate manager application; and

   - architecture and design for projects involving secure payment, document filings and chat as a foundation for possible commguard product implementations.

   Our development staff are responsible for our system operation and maintenance, for providing our custom development services and for service and support services. We have budgeted approximately $48,000 for our development activities over the next six month period, subject to availability of funding. Further additions to our budget are dependent on the receipt of adequate additional funding.

   Our current plan is to maintain our staff at three part-time technicians, which we believe, in conjunction with available sub-contractors, will be satisfactory to accomplish our development through the end of the fourth quarter. We believe that in future, we can engage additional employees, consultants and subcontract development staff with the required skills, as they may be needed.

Results of Operations

   We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues. For the period from incorporation, August 30, 2001 through January 31, 2004, we incurred a deficit of $360,075. Our principal areas of expenditure during the period were for development costs of $135,914, rent and occupancy costs of $44,500, system rental of $41,808, salaries and fees of $64,951 and professional fees of $22,149.

   For the three month period ended January 31, 2004, we incurred a net loss of $53,765. Our principal areas of expenditure during the first quarter ended January 31, 2004 were for occupancy costs of $6,000, system rental of $4,500, development costs of $14,578 and salaries and fees of $23,062. For the nine month period ended January 31, 2004, we incurred a net loss of $187,400. Our principal areas of expenditure during the nine months ended January 31, 2004 were for occupancy costs of $16,000, system rental of $13,500, development costs of $47,606 and salaries and fees of $64,951.

   Administrative and development costs were higher in the current quarter and the current nine month period over their comparative prior periods due to our increased general operation activities, marketing and the increase in development undertaken in the period. Salaries and fees reflect payments for increased management services and the engagement of a sales and marketing consultant and part-time support personnel during these periods.

Liquidity and Capital Resources

   As of January 31, 2004, we had an accumulated deficit of $360,075 and cash on hand of $109,107 Working capital at January 31, 2004 was $103,675. The accumulated deficit and our working capital was funded by proceeds from the issuance of common shares and the conversion of indebtedness to common shares.

   For the nine month period ended January 31, 2004, net cash used in operating activities was $214,711, which primarily resulted from the net cash loss of $187,400 combined with changes in working capital amounts. Cash provided by financing activities was $320,000 for a net cash addition during the period of $105,289.

   Management believes that our working capital will be sufficient to sustain our current operations for a period of five months and, while management believes that sales and ultimately profitable operations, can be attained in the future, there is no assurance that sales will be made or that if made, they will be of a level required to generate profitable operations or provide positive cash flow. Management has a desire to expand our marketing and development activities to more fully exploit our opportunities. Expanding our marketing and development activities would require additional funding. We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability. We may receive additional capital from the exercise of share purchase warrants or, alternatively, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities, or through the issuance of debt instruments. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

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

   Operating History - We are presently in the process of marketing products and services we have developed. We have not yet earned any revenues and accordingly, we have no operating history from which investors can evaluate our future business prospects or management's performance. As a result, you have no reliable means to determine whether you should make an investment in our company.

   Marketable Products - In order to sell our products and services, we have to demonstrate to potential customers that we have systems and services that are functional, supported, cost effective and address their needs. We have developed products and services which we have introduced to potential customers. At present we have limited history in offering and supporting our product offerings. If, consequently, our products and services do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn any revenues.

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

Product Research and Development

   Subject  to adequate funding, we anticipate spending $96,000 over  the  next
   twelve   month   period  for  product  upgrades  and  enhancements;   system
   maintenance; technical support; and the design and testing of new products.

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


ITEM 3.    Controls and Procedures

          On January 31, 2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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



(b)       Reports on 8-K.


      There were no reports on form 8-K filed in the quarter.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Infotec Business Systems, Inc.
                        (Registrant)

   Date...........................March 9, 2004
   By........................../s/Robert Danvers....
         (Robert Danvers, President, Director, CEO,
           Chief Financial and Accounting Officer)