Form 10KSB
period 2004-04-30
INFOTEC BUSINESS SYSTEMS INC
filed 2004-07-26
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.

(Name of small business issuer in its charter)

NEVADA

98-0358149

(State or other jurisdiction of

   (I.R.S. Employer Identification No.)

 incorporation or organization)

444 Columbia Street E., New Westminster, B.C.

V3L 3W9

(Address of principal executive offices)

(Zip Code)

Issuer’s Telephone Number  (604) 777-1707

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

YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $ NIL

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2004 (an aggregate 7,560,000 shares out of a total of 18,350,000 shares outstanding at that time) was approximately $830,000 computed by reference to the closing bid price on that date.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,350,000 shares of Common Stock as of June 30, 2004.

This report contains a total of 34 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X

PART I

The terms “Infotec”, “us”, “we”, “the company” and “our”, refer to Infotec Business Systems, Inc. or our wholly owned subsidiaries Infotec Business Solutions, Inc. and Eventec Inc. unless the context otherwise implies.  All references to stock issuances and amounts, give effect to a 6:1 forward split of our capital stock in February  2003.

ITEM 1. DESCRIPTION OF THE BUSINESS.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words.  You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information.  Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements.  The factors listed in the subsection under the caption "Additional Risk Factors" which is included in the section of this report titled "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Organization

We were incorporated under the laws of the State of Nevada on August 30, 2001.  Effective October 3, 2001, we entered into an agreement to acquire the prior development, designs and pilot implementation of a virtual office system from Danby Technologies Corporation in consideration for a purchase price of $60,000 and a royalty on our net revenues from the system or products or services which use the system.  Royalties are determined at the rate of 2% of net revenues until the amount paid or payable aggregates $250,000 and thereafter, at the rate of 1%.

In October 2001, we organized a wholly-owned British Columbia, Canada corporation to enable us to conduct our development and to service the Canadian market after commercialization of our systems and in April 2003, a wholly-owned Nevada corporation in anticipation of developing and marketing an online event management system.

In February 2003, we filed a Form of Certificate Change to amend our Certificate of Incorporation, to increase our authorized and issued capital stock through a 1 to 6 forward split to 450,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock (par value $0.001) and 150,000,000 shares of preferred stock.

In May 2003, we entered into a licensing agreement with CTEC Security Solutions Inc., a company with a director in common, to enable us to incorporate public key infrastructure security into our online systems.  The licensing agreement, which was amended September 2003, is for an initial three year period and allows us to sell commguard™ branded products and services throughout the world for a royalty composed of $0.25 per month for each digital certificate issued and in force and 10% of the net sales revenues derived from these products, to an aggregate $7.5 million and 7.5% thereafter.

Recent Developments

On June 15, 2004, we executed a letter of intent (the “LOI”), with the stockholders’ of Cackleberries Entertainment Inc. (“Cackleberries”), to acquire, by way of share exchange, merger or amalgamation of all the issued shares of Cackleberries.  The prospective terms of the acquisition include the Company’s issuance of 30,600,000 common shares to the Cackleberries stockholders; the cancellation of 7,850,000 common shares without compensation; and changes to the Company’s board of directors, such that one present member will remain director of the Company, while Cackleberries will propose an additional two persons for appointment.  Upon completion of the acquisition, Cackleberries stockholders will have management and stockholder control over the Company by virtue of their holdings of our common stock.  The acquisition will be treated as a reverse take over for accounting purposes.

Cackleberries is an emerging development stage company, with a staff of 20 at its principal offices in Burnaby, BC.  Cackleberries plan is to be a fully integrated children’s entertainment company.  Cackleberries has not generated revenues from its business.  It is currently developing its interactive website where children of all ages can, among other things, play games, complete crafts, watch videos, listen to and create music and advance their reading skills.  Cackleberries website will link to its online merchandise sales.  Cackleberries website and merchandise is based on Cackleberries’ own characters, themes and stories.  Cackleberries entertainment is being developed as a wholesome, non-violent environment which presents children with adventure, humor, and some subtle lessons in life.  Cackleberries intends to offer quality plush characters, cartoons, DVDs, CDs, music, games, toys, clothing and related ancillary products.  Cackleberries intends to develop two main streams of revenue: merchandise sales and Internet user fees.

The Company expects to enter into a definitive agreement and complete the acquisition within the immediate future.  However, the acquisition of Cackleberries is subject to completion including, the execution of a definitive agreement and completion and delivery of related documentation, and accordingly, until such time as this proposed acquisition is completed, there can be no assurance that such acquisition will be completed or that if completed, that certain terms and conditions thereof may not otherwise be changed.

Business of Issuer

We are an emerging development company.  Our business involves the design, development and marketing of online services and systems, and products and services to provide privacy and security for the digital world.  We market our products and services throughout the world and plan to earn revenue from monthly services fees, usage or transaction fees, and from custom development programs.

We use the general term "online systems" to describe systems for the delivery of services for conducting business securely over the Internet and other wired and wireless networks.  Online systems are available 24 hours a day, 7 days a week from many forms of access devices such as computers, cell phones and personal digital assistants.  An online system or service runs on the providers server or server system.  The online service provider is responsible for installing and maintaining the servers and software required to deliver the provider’s service.  Online system users do not generally need to install any additional software on their computers or such other accessing device, and can use the service for fees, generally determined by usage.  Online services provide users with an alternative to installing and maintaining their own software systems. They can essentially rent the services they need, when they need them, and pay only for the service and support they use.  With the reduction in the cost of delivering online services, the increase in broadband penetration and the ability to service the world as a market, online services are rapidly becoming common and are providing a large array of choice to users.

Some examples of the many services now being delivered over the Internet or via other network systems are:  software applications; business systems; private web sites; web sites for government services; online brokers; online gaming; online games and entertainment sites.

An essential element for many online systems or services is security and privacy.  The Internet has proven to be an extraordinary link between all users throughout the world and has the potential to deliver many benefits to business, however, the Internet provides hackers, snoops and thiefs with an easy opportunity to access private information and worse to destroy or alter valuable business assets.  Many online services need to provide their subscribers with some level of assurance that their activities are protected from snooping and interception and that only they or those they authorize, are able to access the online system or their data.

E-mail, which has become an indispensible tool for business communication is often equated to a post card.  Anyone can read it, it is “public” and potentially available to the world.  Anyone can intercept it, read it or alter it and there is no way for a recipient to be certain who sent an unsecure e-mail.  It is also easy to spoof a person’s e-mail address.  Certainty as to the sender's identity in e-mail communications cannot be readily assured.  Identity theft, as it is generally referred to, is also growing on the Internet.  Identity theft can cost money and embarrassment.  For digital signatures to have validity in identifying persons for value transactions, there needs to be authentication of the individual to allow for legally binding transactions and for definitive non-repudiation.

Digital files residing on a user’s computers are unsecure in most cases and may be accessed through the Internet, by viruses and spy-ware, or from by someone who has access to another's computer or data storage device unless the device or files are properly secured through access control and encryption.

Managing and protecting customer and employee information is an increasingly important business practice. And now it is law or becoming law through the world. Legislation related to privacy includes (to name but a few):

×        Canada – Bill C-6 (PIPIDA)

×        U.S.A. Health Insurance Portability and Accountability Act. (HIPAA)

×        Gramm-Leach-Bliley Act. (GLB)

×        U.K. Data protection Act 1988

Products and Services

Our products and service offering includes an online office platform for integration with our customers online services and e-security services that provide end-to-end total solutions for e-mail communication security, online identity management and trusted digital signatures.

We provide business users with a fully managed network computer system accessible via the Internet.  We are marketing our virtual office business system as a platform for businesses to operate online systems.  Our online business systems includes the ability to offer enhanced security through digital certificates and smartcards and our ability to provide customized development and related services for secure online access and transactional processing.

We also market products and services for security and access control of web sites and for implementing secure e-mail communication.  We offer our Internet security services as an online application or service under the commguard™  brand.  We provide digital certificates for encryption of e-mail communications and also for digital credentials or signatures that distinctly identify the sender or user.  Our digital certificates can also be used to secure online access for web sites and Internet accessible systems or applications.  We provide a full system that includes: all components; service and support; and systems to manage a customer’s roll-out and ongoing maintenance of digital certificates.

Under the commguard™  brand, we offer complete e-security solutions for protection of privacy in the digital world.  Our commguard™  services enable customers to secure their digital communications, digital transactions, networks, applications, digital data and computing devices, through encryption and the use of digital identities.  We offer a range of services to meet our customer needs, from a simple individual digital certificate, to services which provide customers with access to Internet based, hosted systems and our procedures and configurations for the deployment and management of digital certificates.

Digital Certificates when used for e-mail, web access or other activities provide:

Confidentiality:   A guarantee to users that they are the only persons  that can read the message or access data.

Integrity:            A guarantee to the user that the message or data has not been altered in any way.

Authentication:  A guarantee to the user that the purported sender or creator of the message or data is the actual creator.

Nonrepudiation:  A guarantee that the sender or creator cannot plausibly deny that he/she created the data or sent the message.

We also offer our customers an online application we developed to enable resellers, agents or customer organizations to easily and securely manage the issuance and deployment of commguard™  Solutions and Digital Certificates to their staff, their suppliers and their clients or customers.  The Certificate Authority Manager or CAM was designed for small and medium sized organizations, and is a server component of a client-server approach to certificate life-cycle management, offering an easy to use, web-based system for administrators.  The CAM allows organizations to access and request certificates from multiple Certificate Authorities (“CAs”) and profiles.  All management functions are performed over SSL-secured links and are accessible only by a customers' staff who are issued Administrative certificates.  The CAM allows for certificates to be issued upon initial request or after a second approval by a customer's manager and includes the following features:

User Accessible sections:

Certificate retrieval; Support pages and Frequently Asked Questions; CRL retrieval; and Privacy Policy and Information we or the user's organization maintains on the user.

Administration and management sections:

Security and Access Control; End User enrollment; Account management; certificate management, including revocation and renewals; and access to audit trails.

Markets

We have identified and are focused on exploiting, among others, the following markets:

            Online Filings     - government and many businesses receive filings from

                            their constituents.

Professionals

- including, legal, accounting and other fields where privacy       and confidentiality are important.

B2B web sites

- or online systems, for identity management, encryption and digital signatures.

Independent ISPs

- who provide digital certificates to their customers for e-mail security.

                    Resellers

- businesses, groups or agencies who wish to deploy and manage digital certificates in their communities.

Channel Partners

- distribute our digital certificates as part of their product or service.

Developers, system integrators and other packagers can also use commguard™  managed PKI solutions as a component of their system or solution.

We package and sell our e-security products and services to meet specific market needs.  Our packages vary in features, use of our online applications and in their pricing formats.  We have specific packages to address, among others,  the following market segments:

-

e-mail security;

-

digital signatures and online filings;

-

ISPs and other resellers; and

-

business web sites.

Delivery and Distribution

Our systems and online services are established and maintained in our facilities and are accessible by our customers, 24 hours a day, 7 days a week via the Internet.   Our commguard™  digital certificates are generally delivered to our customers via our secure Internet based delivery system.  Individual customers will soon be able to order and pay for single certificates for e-mail security through our web based order page.  Business and other customers with larger user bases may request and receive deliveries of digital certificates securely in bulk for their own distribution and installation.  Our certificate manager application described previously, provides our customers with the ability to manage their own deployment of digital certificates whether it be to their staff, business partners, vendors or their customers.

For custom security systems such as our programs for Internet Service Providers, we provide custom interfaces for the customer to interact with our CA and deliver digital certificates in the manner and form directed by the engagement.

Our current objective is to accelerate our marketing efforts for our e-security products and services; to develop business relationships and opportunities; and to sell our products and services to customers.  Our current development activities are focused on maintaining and enhancing our service offering and supporting opportunities identified by our sales efforts.

Intellectual Property

We currently market our online business application system as the “Infotec Business System” and “Infotec Virtual Office System” although we have not yet applied for such a registered trademark and there is no assurances that such mark would be available that we would be granted such mark.  We have obtained the right to use the Internet domain names www.infotecbusinesssystem.com, infotecbusinessstrategies.com and infoteconlineoffice.com.  We do not have and cannot acquire any property rights in an Internet address.

We market our e-security services and solutions under the commguard™  brand, subject to the terms and conditions as are set out in our licensing agreement with CTEC Security Solutions Inc.   commguard™  is the registered trademark of CTEC.  Under the terms of our licensing agreement for commguard™ , we have the right to use the Internet domain name www.commguard.com.  The site and rights to the domain name www.commguard.com are the property of CTEC and its subsidiary Commguard Inc.

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

Competition

The market for online services and e-security solutions is broad and encompasses many approaches and forms.  We will compete with numerous providers of online and Internet security services, many of which have far greater financial and other resources than we do.  Many of these companies have established histories and relationships in providing such systems and services that enable them to attract talent, marketing support, the interest of decision makers and financing.   Many of the firms within this industry are large and have significant resources for sales, marketing and research and development that we do not have.  Moreover, proven track records are of paramount consideration in selecting vendors.

We plan to compete, by focusing on niche markets including specialized business service opportunities.  We also plan to market our products and services principally through channel partners and resellers.

We plan to compete in our chosen niches by providing  a range of solutions, directed at particular segments and to offer easy to use, cost effective solutions for Internet and communications security. commguard™  solutions provide flexibility to customers including features such as:

×        no obligation free trials of digital certificates

×        web based management applications and systems

×        outsourcing partnerships

×        private label and custom development

×        monthly fees

×        service and support

×        volume pricing

We are marketing our products and services:

Direct marketing of commguard™  services and systems to major accounts, allows us the opportunity to control implementations and roll-outs of commguard™  services and systems and maintain a focus on client needs.

Strategic Business Relationships and Partnerships, provide us an opportunity to grow our user base faster by participating with our partners and resellers to deploy commguard™  services to their customers.  By outsourcing their PKI and e-Security needs, our partners and resellers can benefit from low entry costs and high resales value.

While our management team has significant business experience, we, as a company, have no proven track record in the online services and security industry.  We can provide no assurance that we will be able to successfully market our systems or compete within this industry.

Government Regulations

We are not currently subject to direct regulation by any governmental agency other than laws, rules and regulations generally applicable to businesses.  It is possible that a number of laws and regulations may be adopted in the jurisdictions we operate or wish to operate with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services.  In addition, the wide adoption of e-commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet.

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

Research and Development Expenditures

We have spent $147,914 on expenses associated with the acquisition of prior development costs and our development activities since inception through April 30, 2004.  Subject to the receipt of adequate funding, we plan to expend in the next 12 month period approximately $88,000 on expenses associated with our development activities.

We expect to undertake development selectively in support of specific sales opportunities.  We expect to devote a significant proportion of our technical resources thereafter to maintaining our infrastructures and upgrading and enhancing our existing systems in order to maintain our service and our competitive positioning.

Environmental Regulations

We are not aware of any environmental laws that will be applicable to the operation of our business.

Employees

We currently have no full-time employees; we have one full time contractor and we engage four part-time contractors.  Mr. Robert Danvers, our President and Chief Executive Officer is a full time contractor.  Danby Technologies provides two of our part-time contract positions.  CTEC provides our additional part-time contractor and our sales consultant.  As prospects and circumstances warrant, we will engage additional full-time and part-time employees, as well as consultants, to perform required services.

We have no collective bargaining agreements with any unions and we believe that our overall relations with our employees and contractors is excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or lease any real property.  Our principal executive offices and our subsidiary’s development facilities are located in property leased by Danby Technologies Corporation, a company controlled by Mr. Robert Danvers, our President and a director.  These offices are located at 444 Columbia Street E., New Westminster, B.C.  V3L 3W9.  We pay $2,000 per month for our office rent at this location under a month to month agreement, renewable automatically unless cancelled by either party on 30 days written notice.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Infotec’s common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol “IFOB”.  The following table sets forth the high and the low bid quotations for the common stock for the period from inception of trading in February 2003 through April 30, 2004.  The closing bid on June 30, 2004 is also shown.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period

High

Low

2004

4th Quarter

February 1, 2004 - April 30, 2004

$1.70

$0.34

3rd Quarter

November 1, 2003 - January 31, 2004

$5.40

$0.75

2nd Quarter

August 1, 2003 - October 31, 2003

$6.35

$5.00

1st Quarter

May 1, 2003 - July 31, 2003

$7.00

$2.30

2003

4th Quarter

February 4, 2003 - April 30, 2003

$2.50

$0.01

On June 30, 2004, the closing bid price for the common stock was $0.11

There are approximately 110 holders of record of our common stock.

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

        ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

    Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Software development costs are expensed as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The company has no capitalized software development costs as at April 30, 2004.

        Operation Development and Plan

    We are an emerging development stage company.  We have undertaken marketing of our products and services, however, to date, we have not generated revenue from our activities.  Our business plan is to operate and market online solutions and services to businesses and other organizations throughout the world, principally through resellers, agents and other channel partners, and to earn revenue from monthly service fees, usage and transaction fees.

    Since April 30, 2003, we have introduced our virtual office system and platform to potential customers and joint venture partners, as a backbone for operating and managing their office and business processes online.  To expand our online offerings and opportunities we entered into a license agreement with CTEC Security Solutions Inc., a related company, to sell their commguard™ branded access and security control products and services throughout the world.  In furtherance of our business plan we have among other things:

-

completed implementation and testing of our Certification Authorities (“CAs”), including customer and independent agency testing for use by their members;

-

developed and printed marketing literature and service and support which are published on our web site at www.infotecbusinesssystems.com and at www.commguard.com;

-

actively introduced and marketed  commguard™ branded security solutions to potential customers through: direct contact; trade shows; sponsorships and personal introductions;

-

commenced deployment of  commguard™ branded digital certificates and building of an initial base of users; and

-

developed and introduced specific programs for targeted markets and industries.

    Since our CA systems became operational in the third quarter of 2004, we have been providing free certificates to businesses and other user groups in an effort to build brand awareness, a user base and potentially, future paid subscribers.

    Our plan includes building on our marketing and sales efforts and building our relationships with potential business partners and resellers, concurrent with building a larger base of  commguard™ digital certificate users throughout the world.  Our development activities will also be focused on systems and interfaces to meet the business opportunities our marketing efforts identify.

    Marketing

    During the current quarter and subsequent quarter we plan to continue our focus on delivering security solutions selectively to: associations and business groups, resellers and channel partners.  We will also continue to develop sales opportunities with B2B web sites, Internet Service Providers and other online business systems.  We continue to focus our marketing and sales efforts in the following product segments:

-

secure e-mail;

-

access control and digital contracts within e-commerce and B2B web sites; and

-

secure and signed online document filing for business and government.

    Our current and planned marketing efforts will focus on exploiting these opportunities through follow-up sales and marketing calls, developing business partner and reseller opportunities and selling to our current contacts and potential customer base.

    We currently lack the financial resources to maintain or broaden our marketing efforts or engage additional professional advisors.  To reduce our costs to market and attract a potentially wider user base, we are accordingly seeking opportunities for marketing through channel partners and resellers.

A lack of financial resources will most certainly inhibit our marketing activities and will cause harm to our business and to successful execution of our plan.  Were adequate funding is available, we believe we can engage sales and marketing professionals when needed.

        Development

    Our development activities are currently focused on product improvements, system maintenance and support for new opportunities our marketing program has identified.

    During the upcoming quarter we expect to focus our development activities principally on completing our single user interface for secure payments; system maintenance and upgrades; and customer support.

    Our development staff are responsible for our system operation and maintenance, for providing our custom development services and for service and support services.

    Our current plan is to maintain our staff at three part-time technicians, which we believe, in conjunction with available subcontractors, will be satisfactory to accomplish our development through the end of the fourth quarter.  We believe that in future, we can engage additional employees, consultants and subcontract development staff with the required skills, as they may be needed.

        Results of Operations

    We have not yet engaged in any revenue-producing activities, nor are we a party to any binding agreements that will generate revenues.  For the period from incorporation, August 30, 2001 through April 30, 2004, we incurred a deficit of $503,580.  Our principal areas of expenditure during the period were for software development costs of $147,914, professional fees of $91,407, consulting and other fees of $118,681, rent and occupancy costs of $50,500 and equipment rentals of $46,308.

     For the fiscal year ended April 30, 2004, we incurred a loss from operations of $330,905.  Our principal areas of expenditure during the period were for software development costs of $59,606, professional fees of $75,198, consulting and other fees of $117,681, rent and occupancy costs of $22,000, and equipment rental of $18,000.  Administrative and development costs were higher in fiscal 2004 over fiscal 2003 due to our increased general operation activity, our marketing activities and the increase in development which we have undertaken during the period.  Professional fees included $67,445 of charges for stock compensation costs related to the issuance of warrants in July 2003.  Consulting and management fees reflect payments for increased management services and the engagement of a sales and marketing consultant and part-time support personnel and consultants engaged by us .

        Liquidity and Capital Resources

    As of April 30, 2004, we had an accumulated deficit of $503,580 and cash on hand of $25,925.  Working capital at April 30, 2004 was $10,865.  The accumulated deficit and our working capital was funded by proceeds from the issuance of common shares and the conversion of indebtedness to common shares.

    For the fiscal year ended April 30, 2004, net cash used in operating activities was $297,893, which primarily resulted from the net cash loss of $263,460 combined with changes in working capital amounts.  Cash provided by financing activities was $320,000 for a net cash addition during the period of $22,107.

    Our working capital is currently insufficient to sustain our current operations.  Our operations are currently dependent on our management and our related company suppliers willingness and ability to continue to provide services without some assurance of payment.  Our plan is to seek additional funding and business relationships with product or channel partners.  We are also exploring acquisition alternatives to enhance our business opportunities and our opportunity for funding.  We believe our proposed acquisition of Cackleberries Entertainment Inc., while itself requiring funding to achieve its business objectives, will provide us with such adenyl business opportunities and ultimately enhance our financing opportunities.

    While management believes that sales and ultimately profitable operations, can be attained in the future, there is no assurance that sales will be made or that if made, they will be of a level required to generate profitable operations or provide positive cash flow.  We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability.  To fund our operations and implementation of our business plan, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities, or through the issuance of debt instruments.  If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution.  If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock.  Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders.  As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

    We have commenced marketing of our products and services, however, we have not yet generated any revenues, nor are we a party to any binding agreements that will generate revenues.  Due to our lack of revenue-production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2004, that there is substantial doubt about our ability to continue as a going concern.

        Additional Risk Factors

    As noted throughout this Annual Report, Infotec Business Systems, Inc., is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability.  It is not possible, however, to foresee all risks which may affect us. Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan.  Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our shares and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading “Liquidity and Capital Resources” above and the additional risk factors we have set out below.

      Operating History - We are presently in the process of marketing products and services we have developed.  We have not yet earned any revenues and accordingly, we have no operating history from which investors can evaluate our future business prospects or management’s performance.  As a result, you have no reliable means to determine whether you should make an investment in our company.

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

    Management Control - Mr. Robert Danvers owns or controls approximately 59% of the out standing shares of our common stock.  Accordingly, he will have almost complete influence in determining the outcome of all corporate transactions and business decisions.  The interests of Mr. Danvers may differ from the interests of the other stockholders, and since he has the ability to control most decisions through his control of our common stock, our investors will have limited ability to affect decisions made by management.

        Product Research and Development

    Subject to adequate funding, we have budgeted $88,200 over the next twelve month period for product upgrades and enhancements; system maintenance; technical support; and the design and testing of new products.

        Property or Plant

    Subject to adequate funding, we have budgeted $60,000 for the estimated costs of infrastructure upgrades, including computer equipment and related fees and expenses.

    Except as noted above, we do not expect to purchase or sell plant and significant equipment in the next twelve months.

        Employment

    Subject to funding, we expect our operations to remain constant at our current level of one full-time and four part-time contractors.  The number and positions of any new employees and contractors will be determined by additional funding, if obtained.

        ITEM 7. FINANCIAL STATEMENTS.

Page

Annual Audited Financial Statements

Independent Auditors’ Report

F-2

Consolidated Financial Statements

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Cash Flows

F-5

Consolidated Statement of Stockholders’ Deficiency

F-6

Notes to the Consolidated Financial Statements

F-7 - F-13

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders of

Infotec Business Systems, Inc.

(A development stage company)

We have audited the consolidated balance sheets of Infotec Business Systems, Inc. (a development stage company) as at April 30, 2004 and 2003, and the consolidated statements of operations, cash flows, and stockholders’ equity for the years ended April 30, 2004 and 2003, and for the cumulative period from August 30, 2001 (date of inception) to April 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 2004 and 2003, and the results of its operations and cash flows for the periods then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $503,580 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

July 6, 2004

Chartered Accountants

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	APRIL 30
	2004	2003

ASSETS

Current
Cash	$25,925	$3,818
Amounts receivable	600	757
Prepaid expenses	2,462	-

	$28,987	$4,575

LIABILITIES

Current
Accounts payable – related company	$8,185	$47,708
Accounts payable – other	9,937	2,542
	18,122	50,250

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 3)
Authorized:
300,000,000 common shares, par value $0.001 per share
150,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
18,350,000 common shares at April 30, 2004 and
27,000,000 common shares at April 30, 2003	18,350	27,000

Additional paid-in capital	496,095	100,000

Deficit Accumulated During The Development Stage	(503,580)	(172,675)
	10,865	(45,675)

	$28,987	$4,575

Nature Of Operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			AUGUST 30
	YEARS ENDED		2001 TO
	APRIL 30		APRIL 30
	2004	2003	2004

Expenses
Consulting fees	$57,681	$1,000	$58,681
Equipment rental	18,000	18,000	46,308
Management fee	60,000	-	60,000
Office and miscellaneous	14,993	8,630	24,945
Professional fees	75,198	16,209	91,407
Rent and occupancy	22,000	18,000	50,500
Software development costs	59,606	18,000	147,914
Travel and promotion	23,427	398	23,825

Loss For The Period	$(330,905)	$(80,237)	$(503,580)

Basic And Diluted Loss Per Share	$(0.02)	$(0.01)

Weighted Average Number Of Shares Outstanding	19,129,918	26,506,849

The accompanying notes are an integral part of these consolidated financial statements.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			AUGUST 30
	YEARS ENDED		2001 TO
	APRIL 30		APRIL 30
	2004	2003	2004

Operating Activities
Loss for the period	$(330,905)	$(80,237)	$(503,580)

Adjustments To Reconcile Loss To Net Cash Used By Operating Activities
Stock based compensation	67,445	-	67,445

Changes in non-cash working capital balances related to operations:
Prepaid expenses	(2,462)	633	(2,462)
Amounts receivable	157	1,337	(600)
Accounts payable – related company	(39,523)	17,481	68,185
Accounts payable – other	7,395	2,538	9,937
	(297,893)	(58,248)	(361,075)

Financing Activities
Issuance of common stock	400,000	60,000	467,000
Costs of issuance of common stock	(80,000)	-	(80,000)
	320,000	60,000	387,000

Increase In Cash During The Period	22,107	1,752	25,925

Cash, Beginning Of Period	3,818	2,066	-

Cash, End Of Period	$25,925	$3,818	$25,925

Supplementary Non-Cash Financing Activity
Shares issued for settlement of accounts payable	$-	$60,000	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

APRIL 30, 2004

(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
			ADDITIONAL	ACCUMULATED
			PAID-IN	DURING THE
			CAPITAL	DEVELOPMENT
	NUMBER	AMOUNT	(DISCOUNT)	STAGE	TOTAL

October 2002 - Issued for cash	12,600,000	$12,600	$(5,600)	$-	$7,000
Loss for the period	-	-	-	(92,438)	(92,438)

Balance, April 30, 2002	12,600,000	12,600	(5,600)	(92,438)	(85,438)

May 2002 – Issued for settlement of accounts payable	7,200,000	7,200	52,800	-	60,000
May 2002 – Issued for cash	7,200,000	7,200	52,800	-	60,000
Loss for the year	-	-	-	(80,237)	(80,237)

Balance, April 30, 2003	27,000,000	27,000	100,000	(172,675)	(45,675)

June 2003 - Issued for cash, net of share issue cost	100,000	100	319,900	-	320,000
June 2003 - Returned to treasury	(8,750,000)	(8,750)	8,750	-	-
June 2003 – Warrants issued for services	-	-	67,445	-	67,445
Loss for the year	-	-	-	(330,905)	(330,905)

Balance, April 30, 2004	18,350,000	$18,350	$496,095	$(503,580)	$10,865

The accompanying notes are an integral part of these consolidated financial statements.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

1.

NATURE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A. on August 30, 2001. The Company’s wholly owned subsidiaries Infotec Business Strategies, Inc. was incorporated under the laws of the Province of British Columbia on October 1, 2001 and Eventec Inc. was incorporated under the laws of Nevada on April 25, 2003.  On February 28, 2003, the Board of Directors authorized a 1:6 forward stock split of the Company’s $0.001 par value common shares and its $0.001 par value preferred shares.  As a result of the split, 22,500,000 additional common shares were issued and additional paid-in capital was reduced by $22,500.  All references in the accompanying financial statements to the number of common and preferred shares and per-share amounts have been restated to reflect the stock split.  In June 2003, a total of 8,750,000 common shares were cancelled without compensation.

b)

Development Stage Activities

The Company is engaged in the development and marketing of internet accessible (“online”) systems for conducting business processes in real time.  The development and marketing is currently focused on products and services which are delivered online including a “virtual office” system for small and medium businesses and security solutions for internet communication, digital identification and network access control.

The Company is in the development stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable.  In addition, successful completion of Infotec Business Systems, Inc.’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

c)

Going Concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $503,580 for the period from April 30, 2001 (inception) to April 30, 2004, and has no revenue.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

1.

NATURE OF OPERATIONS (Continued)

c)

Going Concern (Continued)

The Company will need additional working capital to be successful in its planned development activities and to service its current liabilities for the coming year, and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing, and has undertaken negotiations      to acquire additional operations that can enhance the Company’s visibility with funding sources.  In the event the Company is unable to obtain additional financing, there is no assurance that the Company will be able to continue as a going concern.  These financial statements do not give effect to any adjustments, which may be necessary should the Company be unable to continue as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Infotec Business Strategies, Inc. and Eventec Inc.

b)

Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at April 30, 2004.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting For Income Taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

e)

Foreign Currency Translation

The operations of the Company’s subsidiary, Infotec Business Strategies, Inc., are located in Canada and its functional currency is the Canadian dollar.  The consolidated financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period.  Gains and losses arising from the translation of foreign currency transactions are included in operations.

f)

Financial Instruments

The Company’s financial instruments consist of cash, amounts receivable, prepaid expenses and accounts payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Stock Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees (APB 25).  Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.  Stock based compensation for employees is recognized on the straight line basis over the vesting period of the individual options.  Stock options granted to non-employees are accounted for under SFAS No. 123 – “Accounting for Stock Based Compensation”, which establishes a fair value based method of accounting for stock based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.  Under the provisions of SFAS 123, companies that elect to account for stock based awards in accordance with the provisions of APB 25 are required to disclose the pro-forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

h)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  As the Company generated net losses in the period presented, the basic and diluted loss per share is the same as any exercise of options or warrants would be anti-dilutive.

3.

CAPITAL STOCK

a)

On June 3, 2003, the Company completed a private placement of 100,000 units to a single accredited investor at a price of $4.00 per unit for proceeds of $400,000.  Each unit consists of one common share and one common share warrant exercisable at a price of $4.50 per share until December 14, 2003, and at a price of $5.50 per share until June 13, 2004.

b)

In conjunction with the above private placement, certain directors and stockholders of the Company agreed to return to treasury for cancellation a total of 8,750,000 common shares without compensation.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

3.

CAPITAL STOCK (Continued)

c)

As at April 30, 2004, 125,000 warrants were outstanding at an exercise price of $5.50 per share expiring on June 13, 2004.  Subsequent to the year ended April 30, 2004, the warrants expired unexercised.

4.

STOCK BASED COMPENSATION

The Company applies SFAS No. 123 in accounting for stock based compensation for non-employees and, accordingly, the Company determined compensation cost based on the fair value at the grant date as $67,445 (2003 - $Nil) and is included in professional fees.

Warrants to purchase 25,000 common shares, expiring on June 13, 2004, were issued for services during the year ended April 30, 2004.  The per share weighted average fair value of warrants granted was $2.70 (2003 - $Nil) using the Black-Scholes option pricing model with the following assumptions:  no expected dividends, 297% volatility, risk free interest rate of 1.71% and an expected term of one year.  The remaining weighted contractual life of the warrants outstanding at April 30, 2004 was 1.5 months, with a weighted exercise price of $5.50 per share.

No stock options were granted during the years ended April 30, 2004 and 2003.

5.

COMMITMENT

Pursuant to a purchase agreement dated October 3, 2001, the Company is committed to paying a royalty of 2% on the net sales revenue, quarterly, for any product or service that uses all or any portion of the software until the amount paid totals $250,000, after which the royalty drops to 1%. The software development costs were acquired from Danby Technologies Corporation, a company controlled by a majority shareholder.

Pursuant to a licensing agreement dated July 8, 2003, the Company has committed to pay monthly, a royalty of 10% of the net sales revenue, from any commguard branded product or service until the amount paid totals $7,500,000, after which the royalty drops to 7.5%.  The license was granted by CTEC Security Solutions Inc., a company with a director in common. On September 25, 2003, the license was amended to remove territorial restrictions for sales, in consideration of an additional license fee of $0.25 per month for each digital certificate issued and in force.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

6.

INCOME TAX

The Company’s provision for income taxes differs from the amounts computed by applying the United States federal statutory income tax rates to the loss as a result of the following:

	2004	2003

Statutory rates	35%	35%

Recovery of income taxes computed at statutory rates	$(98,074)	$(28,083)
Non-deductible items	5,863	-
Difference in foreign tax rates	(403)	(332)
Tax benefit not recognized on current year’s losses	92,614	28,415

	$-	$-

The tax effects of temporary timing differences that give rise to significant components of the future tax assets are as follows:

	2004	2003

Net operating loss carry forward	$135,000	$52,000
Less: Valuation allowance	(135,000)	(52,000)

Future tax asset	$-	$-

At April 30, 2004, the Company has net operating losses of approximately $50,400 arising from U.S. operations, available to reduce Canadian taxable income, and approximately $385,600 arising from U.S. operations, available to reduce future U.S. taxable income.  The Canadian and U.S. losses expire as follows:

	US	CANADA

2009	$-	$11,000
2010	$-	$12,600
2011	$-	$26,800
2022	$81,400	$-
2023	$67,600	$-
2024	$236,600	$-

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

(Stated in U.S. Dollars)

7.

RELATED PARTY TRANSACTIONS

During the year, the Company entered into transactions with four companies with common directors as follows:

	2004	2003

Consulting fees	$78,338	$1,000
Rent and occupancy	22,000	18,000
Equipment rental	18,000	18,000
Software development costs	46,394	18,000

	$164,732	$55,000

8.

PROPOSED ACQUISITION

On June 15, 2004, the Company executed a letter of intent (the “LOI”), with the shareholders’ of Cackleberries Entertainment Inc. (“Cackleberries”), pursuant to which it proposes to acquire, by way of share exchange, merger or amalgamation of all the issued shares of Cackleberries.  The proposed consideration for such acquisition (the “Acquisition”) will be the issuance by the Company of 30,600,000 common shares.

Further terms of the LOI include changes to the Company’s Board of Directors, such that one present member will remain director of the Company, while Cackleberries will propose an additional two persons for appointment.  As well, the Company cancelling 7,850,000 of the common shares previously issued and outstanding without compensation.  These changes, which will constitute a reverse take-over for accounting purposes, will be made effective upon completion of the acquisition.

        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

        ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us.  Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

    The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

    Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Director

        Name

                      Age

Position

  Since

        Robert Danvers

            51

Chief Executive Officer,

2001

President and Director

        Stephen Jackson

            50

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

    Officers of the company do not devote their full time and attention to our affairs.  We estimate that Mr. Danvers devotes over 80% of his time to our business.  There are no family relationships between any of our directors, executive officers and/or directors, nominees therefore or significant employees.

        Corporate Governance Matters

    Audit Committee.  The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining directors and officers’ liability insurance.  We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

    Board of Directors Independence.  Our board of directors consists of two members.  One of our directors is considered “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization.  We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors.

    Audit Committee Financial Expert.  We do not yet have an audit committee and, therefore, we have no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B.  In general, an “audit committee financial expert”, is an individual member of an audit committee who (a) understands generally accepted accounting principals and financial statements, (b) is able to assess the general application of such principals in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of the Company’s financial Statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

    Code of Ethics.  We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions.  A Code of Ethics, is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting of violations of the Code, and (e) accountability for adherence to the Code.  We have not yet adopted a Code of Ethics, and while we are not under any legal obligation to do so, we expect to adopt a Code of Ethics soon.  If and to the extent we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices.  We currently maintain a corporate web site at www.infotecbusinesssystems.com.

        Compliance with Section 16(a) of the Exchange Act

Not Applicable

        ITEM 10. EXECUTIVE COMPENSATION.

        Summary Compensation Table

    The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from August 30, 2003 (inception) through April 30, 2004 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2004; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2004:

Other

Securities

Annual

Underlying

All

        Name and

Fiscal

Compen-

Options/

LTIP

Other

        Principal Position

Year

Salary

Bonus

sation

SARs (#)

Payouts

Compensation

        Robert Danvers

2004

$60,000

-

-

-

-

-

           President, CEO

2003

-

-

-

-

-

-

        2002

-

-

-

-

-

-

    Effective May 2003, the company approved a fee of $5,000 per month to Danby Financial Management Corp., a company controlled by Mr. Danvers, our President, for services rendered by Mr. Danvers.

        Option Grants in Last Fiscal Year

    We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2004.  We have also not granted any stock options to executive officers since April 30, 2004.

        Compensation of Directors

    There are no standard arrangements pursuant to which directors are compensated for any services provided as director.  No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2004.

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

As at June 30, 2004, there were 18,350,000 shares of our common stock issued and outstanding.

Name and Address of

Amount and Nature of

Percent

Beneficial Owner (1)

Beneficial Owner  (2)

 of Class

Robert Danvers (3),(4),(5)

10,788,000

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

(2)

Under securities law, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security.  A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.

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

During the period from August 30, 2001 (inception), through April 30, 2003:

We acquired from Danby Technologies Corporation, a company owned and controlled by Robert Danvers, the prior development, designs and implementations for a virtual office system for the reimbursement of $60,000 of Danby Technologies Corporation’s prior out of pocket development expenses and a royalty on future sales of 2%, to an aggregate $250,000 and thereafter at the rate of 1% of net revenues.

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

In May 2003 we entered into a licensing agreement with CTEC Security Solutions Inc., a company with a director in common, to enable us to incorporate public key infrastructure security into our online systems.  In September 2003, the license agreement was amended to expand our selling territory.  The licensing agreement is for an initial three year period and allows us to sell commguard™ branded products and services throughout the world for a royalty composed of $0.25 per month for each digital certificate issued and in force and 10% of the net sales revenues derived from these products, to an aggregate $7.5 million and 7.5% thereafter.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits

Number

Description of exhibit

3.1

Articles of Incorporation (1)

3.1a

    Form of Certificate Change (2)

3.2

    Bylaws (1)

10.1

    Purchase Agreement with Danby Technologies Corporation (1)

10.3

    Services Engagement with Danby Technologies Corporation (1)

10.5

    License Agreement (3)

10.6

    License Amendment Agreement (3)

Subsidiaries of the Issuer

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

19

(2)

Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

(3)

Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 1, 2003 as Item 10.1 and 10.2.

B. Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal 2004 and 2003, the Company incurred the following fees for professional services rendered by the principal accountant:

2004

2003

Fees for audit services

$3,700

$2,100

Fees for audit related services

-

-

Tax fees

-

All other fees

-

 -

The board of directors pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infotec Business Systems, Inc.

(Registrant)

By:

 /s/ Robert Danvers

Robert Danvers

President, Chief Executive Officer, Director

Date:

July 23, 2004

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ Robert Danvers

President, Director, CEO,

July 23, 2004

Robert Danvers

Principal Executive, Financial

           and Accounting Officer

 /s/ Stephen Jackson       Secretary, Treasurer, Director

July 23, 2004

Stephen Jackson

20