Form 10QSB
period 2004-07-31
INFOTEC BUSINESS SYSTEMS INC
filed 2004-09-14
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2004

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

YES [ X ]  NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,350,000 as of September 10, 2004.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the quarter ended July 31, 2004

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

Page

PART I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated:

Balance Sheets as of July 31, 2004 (unaudited)

and April 30, 2004 (audited)

3

Interim Statements of Operations for the three month periods ended July 31, 2004 and July 31, 2003

4

Interim Statements of Stockholders’ Equity

5

Interim Statements of Cash Flows for the three month periods ended July 31, 2004 and July 31, 2003

6

Notes to Consolidated Interim Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan  of

Operation

9

Item 3.

Controls and Procedures

13

PART II

Other Information

Item 1.

Legal Proceedings                                                                           14

Item 2.

Changes in Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

Item 5.

Other Information                                                                            14

Item 6.

Exhibits and Reports on Form 8-K

14

SIGNATURES

14

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Balance Sheet

(Stated in U.S. Dollars)

July 31,

April 30,

    2004

      2004

(unaudited)

  (audited)

Assets

Current assets

Cash

$

  4,604

$

25,925

Amounts receivable

                                                         494

600

Prepaid expenses and other current assets

    1,514

2,462

   $   6612                $28,927

    Liabilities and Stockholders’ Deficiency

     Current liabilities

Accounts payable and accrued liabilities

$

    7,458

$

9,937

Accounts payable - related

48,653

 8,185

Total current liabilities

56,111

18,122

    Stockholders’ equity (deficiency)

Share capital (Note 3)

Authorized

25,000,000 preferred shares with $0.001 par value

50,000,000 common shares with $0.001 par value

Issued

18,350,000 common shares

18,350

18,350

Additional paid-in capital

496,095

496,095

Deficit accumulated during the development stage

(563,944)

(503,580)

     Total stockholders’ equity (deficiency)

   (49,499)

 10,865

                                                                                                  6,612                   28,987

The Accompanying Notes are an Integral

Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited, Stated in U.S. Dollars)

Period from

August

30, 2001

Three Month Period

(Inception)

Ended July 31,

to July 31,

  2004

    2003

      2004

Operating Expenses

Consulting fees

$

12,473

$

   500

$71,154

Equipment rental

4,500

4,500

50,808

Management fee

15,000

15,000

75,000

Office and miscellaneous

3,986

9,676

52,756

Professional fees

8,405

21,377

99,812

Rent and occupancy                                               6,000              4,500             56,400

Software development costs

  10,000

12,180

 157,914

Total operating expenses

 60,364

67,733

 563,944

               Net Loss                                                     $(60,364)         $(67,733)         $(563,944)

Net (loss) per share - Basic and Diluted

$

(0.01)

$

  (0.01)

$

Weighted average shares

 of common stock outstanding

18,350,000

21,542,717

The Accompanying Notes are an Integral

Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Statements of Stockholders’ Equity

(Unaudited, Stated in U.S. Dollars)

                 Common Stock                                           Deficit

                                    Additional                     Accumulated During

Number of

Paid-in

the Development

Shares

Amount

Capital

Stage

Total

          Initial capitalization

      October, 2001 for cash

2,100,000

$

2,100

$

4,900

$

$

7,000

          Net (loss)

                          (92,438)

                                 (92,438)

     Balance as of

     April 30, 2002

2,100,000

2,100

4,900

 (92,438)

(85,438)

     Shares issued for:

Settlement of

accounts payable

1,200,000

1,200

58,800

60,000

Private placement

1,200,000

  1,200

58,800

60,000

     Forward split (6:1)

February, 2003

22,500,000

22,500

(22,500)

      Net (loss)

(80,237)

(80,237)

   Balance as of

   April 30, 2003

27,000,000

27,000

100,000

 (172,675)

(45,675)

    Shares issued for:

Private placement

100,000

  100

319,900

320,000

     Return to treasury

(8,750,000)

(8750)

8,750

    Stock based compensation

67,445

67,445

      Net (loss)

(330,905)

(330,905)

      Balance as of

     April 30, 2004

18,350,000

18,350

496,095

 (503,580)

 10,865

      Net (loss)

(60,364)

(60,364)

     Balance as of

        July  31, 2004

18,350,000

$

18,350

$

496,095

$

(563,944)

$

(49,499)

The Accompanying Notes are an Integral

Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited, Stated in U.S. Dollars)

Period from

Three

Three

August

Month

Month

30, 2001

Period Ended

Period Ended

(Inception)

July 31,

July 31,

to July 31,

    2004

    2003

      2004

   Cash flows from operating activities

Net Loss

$

(60,364)

$

(67,733)

$

(563,944)

Non-cash items:

Stock based compensation

-

16,750

67,445

Changes in non-cash working capital, net

39,043

(35,903)

114,103

                                                                                   (21,321)             (86,886)                  (382,396)

     Cash flows from financing activities

Proceeds from issuance of common stock

-

 400,000

 467,000

Costs of issuance of common stock

-

(80,000)

(80,000)

                                                                                   -                   320,000                  387,000

     Incresase (decrease) in cash in the period          (21,321)              233,144                     4,604

         Cash - beginning of period

      25,925                   3,818                          -

         Cash - end of period                                           $4,604              $236, 932                  $4,604

Supplementary cash flow information

Shares issued to settle

 accounts payable - related

$

-

$

-

$

60,000

The Accompanying Notes are an Integral

Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Notes to Consolidated Interim Financial Statements

(Unaudited, Stated in U.S. Dollars)

NOTE 1: BASIS OF PRESENTATION

(a) Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.  The results of operations for the three month period ended July 31, 2004 are not necessarily indicative of the results that will be realized for a full year.  For further information, refer to the Company’s audited financial statements and notes thereto for the fiscal year ended April 30, 2004.

(b)

Going Concern

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company reported a net loss of $563,944 since inception to July 31, 2004.  At July 31, 2004, the Company had a working capital deficit of $49,499.

The Company will need additional working capital to be successful in its planned development activity for the coming year, and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective.  Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in marketing and sales activities and in seeking various sources of additional working capital including equity funding through a private placement and long term financing and possible engagement in strategic and other business combinations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

(c)

Significant Accounting Policies

Stock Based Compensation - The Company accounts for non-employee stock based compensation using the fair market value method prescribed in SFAS No. 123 - “Accounting for Stock-Based Compensation”, and related interpretations.  Accordingly, compensation cost for such compensation is measured as its fair value at the date of grant.

NOTE 2: COMMITMENT

Pursuant to a purchase agreement dated October 3, 2001, the Company is committed to paying a royalty of 2% on the net sales revenue, quarterly, for any product or service that uses all or any portion of the software acquired until the amount paid totals $250,000, after which the royalty drops to 1%.  The software development costs were acquired from Danby Technologies Corporation (“Danby”), a company controlled by a majority shareholder.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Notes to Consolidated Interim Financial Statements

(Unaudited, Stated in U.S. Dollars)

NOTE 2: COMMITMENT (continued)

Pursuant to a licensing agreement dated July 8, 2003, the Company has committed to pay monthly, a royalty of 10% of the net sales revenue, from any commguard™ branded product or service until the amount paid totals $7,500,000, after which the royalty drops to 7.5%.  The license was granted by CTEC Security Solutions Inc., a company with a director in common.

NOTE 3: RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

i)

The Company engages Danby to provide a shared internet enabled network system, provide development staff and office premises.  In the three month period to July 31, 2004, fees aggregated $28,100 (2003, $17,000).

ii)

The Company pays fees in respect of services to Danby Financial Management Corp. a company controlled by a director, at the rate of $5,000 per month.  In the three month period to July 31, 2004, the Company has incurred service fees aggregating $15,000 (2002, $15,000).

iii)

During the three month period ended July 31, 2003, the Company engaged a company controlled by a director to provide consulting services for $3,000 (2002, $500).

iv)

During the three month period ended July 31, 2004, the Company engaged a company with a director in common to provide service and support staff for $1,873 (2003, $2,680).

NOTE 4: PROPOSED ACQUISITION

On June 15, 2004, the Company executed a letter of intent (the “LOI”) with the shareholders’ of Cackleberries Entertainment Inc. (“CEI”), pursuant to which it would acquire by way of share exchange, merger or amalgamation of all the issued shares of CEI.  Subject to completion of definitive negotiations, the prospective terms of the such acquisition include the issuance of common shares, representing up to 85% of the outstanding capital stock of the Company on an undiluted basis to the CEI stockholders and changes to the Company’s board of directors, such that one present member will remain a director of the Company, while CEI will propose an additional two persons for appointment.

ITEM 2.

 Management’s Discussion and Analysis or Plan of Operation

         Management’s discussion and analysis or plan of operation contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934.  You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information.  Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our company to be materially different from those which may be expressed or implied by such statements.  The factors listed in the subsection under the caption "Additional Risk Factors" which is included in this section of this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Recent Developments

On June 15, 2004, we executed a letter of intent (the “LOI”), with the stockholders’ of Cackleberries Entertainment Inc. (“CEI”), to acquire, by way of share exchange, merger or amalgamation of all the issued shares of CEI.  The transaction has been the subject of ongoing discussions and reviews and we are currently in the process of negotiating the final terms and conditions of the transaction which we expect to conclude shortly.  The prospective terms of the transaction include the Company’s issuance of common shares, representing up to 85% of the outstanding capital stock of Infotec on an undiluted basis to the CEI stockholders and changes to the Company’s board of directors, such that one present member will remain a director of the Company, while CEI will propose an additional two persons for appointment.

Upon completion of the acquisition, CEI stockholders will have management and stockholder control over the Company by virtue of their holdings of our common stock.  The acquisition will be treated as a reverse take over for accounting purposes.  Investors are cautioned that there is no assurance that the terms and conditions of the acquisition will not change, nor can we assure you that the negotiations and acquisition will ultimately be completed or consummated.

Operation Development and Plan

We are an emerging development stage company.  We are currently marketing our online products and services, however, to date, we have not generated revenue from our activities.  Our business plan is to operate and market online solutions and services to businesses and other organizations throughout the world, principally through resellers, agents and other channel partners, and to earn revenue from monthly service fees, usage and transaction fees.

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

Our plan includes building on our marketing and sales efforts and building our relationships with potential business partners and resellers, concurrent with building a larger base of  commguard™ digital certificate users throughout the world.  Our development activities will also be focused on business opportunities our marketing efforts identify.

Marketing

During the current quarter, subject to funds availability and the effect of the proposed CEI acquisition, we plan to continue our focus on delivering security solutions selectively to: associations and business groups, resellers and channel partners.  We will also continue to develop sales opportunities with B2B web sites, Internet Service Providers and other online business systems.  We continue to focus our marketing and sales efforts in the following product segments:

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

We currently lack the financial resources to maintain or broaden our marketing efforts or engage additional professional advisors.  To reduce our costs to market and attract a potentially wider user base, we are accordingly seeking opportunities for marketing through channel partners and resellers.  A lack of financial resources will most certainly inhibit our marketing activities and will cause harm to our business and to successful execution of our plan.  Where adequate funding is available, we believe we can engage sales and marketing professionals when needed.

          Development

Our development staff are responsible for our system operation and maintenance, for providing our custom development services and for service and support.

Our software development activities are currently focused on product improvements, system maintenance and support for new opportunities our marketing program has identified.

Subject to funds availability and the effect of the proposed CEI acquisition, our current plan is to maintain our staff at one part-time technician, which we believe, in conjunction with available subcontractors, will be satisfactory to undertake development and system maintenance through the end of the second quarter.  We believe that in future, we can engage additional employees, consultants and subcontract development staff with the required skills, as they may be needed.

Results of Operations

We have not yet generated revenue from our activities, nor are we a party to any binding agreements that will generate revenues.  For the period from incorporation, August 30, 2001 through July 31, 2004, we incurred a deficit of $563,944.  Our principal areas of expenditure during the period were for software development costs of $157,914, professional fees of $99,812 and consulting and management fees of $146,154.

For the three month period ended July 31, 2004, we incurred a loss from operations of $60,364.  Our principal areas of expenditure during the period were for software development costs of $10,000, professional fees of $8,405, and consulting and management fees of $27,473..  Administrative and development costs were slightly lower in fiscal 2004 over fiscal 2003 due to our lack of available working capital.  Consulting and management fees increases over 2003 were related to our engagement of a sales consultant in June 2004.  Professional fees in 2003 included $16,750 of charges for stock compensation costs related to the issuance of warrants in July 2003.

Liquidity and Capital Resources

As of July 31, 2004, we had an accumulated deficit of $563,944 and cash on hand of $4,604.  Our working capital deficit at July 31, 2004 was $49,499.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, the conversion of indebtedness to common shares and accounts payable to suppliers.

For the three month period ended July 31, 2004, net cash used in operating activities was $21,321, which primarily resulted from our net loss of $60,364 combined with changes in working capital amounts.

Our working capital is currently insufficient to sustain our current operations.  Our operations are currently dependent on our management and our related company suppliers willingness and ability to continue to provide services without some assurance of payment.  Our plan is to seek additional funding and business relationships with product or channel partners.  We are also exploring acquisition alternatives to enhance our business opportunities and our opportunity for funding.  We believe our proposed acquisition of Cackleberries Entertainment Inc., while itself requiring funding to achieve its business objectives, will provide us with such additional business opportunities and will ultimately enhance our financing opportunities.

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

We currently market a range of online products and services, however, we have not yet generated any revenues, nor are we a party to any binding agreements that will generate revenues.  Due to our lack of revenue-production to date, and our lack of contractual commitments to generate revenue, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2004, that there is substantial doubt about our ability to continue as a going concern.

Additional Risk Factors

As noted throughout this report, Infotec Business Systems, Inc., is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability.  It is not possible, however, to foresee all risks which may affect us.  Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan.  Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our shares and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading “Liquidity and Capital Resources” above and the additional risk factors we have set out below.

Operating History - We presently market products and services we have developed.  We have not however, yet earned any revenues and accordingly, we have no operating history from which investors can evaluate our future business prospects or management’s performance.  As a result, you have no reliable means to determine whether you should make an investment in our company.

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

Staff Availability - We have only two directors and we rely principally on Mr. Robert Danvers our President for his entrepreneurial skills and experience and to implement our business plan.  We currently also engage one part-time technical consultant for our development and for our product service and support.  We do not currently have employment agreements with any of the directors, officers or contractors, we depend on for the successful implementation of our plan.  Moreover, our ability to sell our products and successfully implement our business plan may be adversely affected by the limitation in availability of our staff.

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

Acquisition Risk - We are in the process of negotiating a final agreement with CEI and its stockholders to acquire the issued common shares of CEI, a company which is developing a web based childrens’ entertainment site.  We can provide no assurance that negotiations will be completed or that the acquisition of CEI will be consummated.  Additionally, should negotiations be completed, we can provide no assurance that the terms and conditions of the acquisition will not change.  Moreover, there is no assurance that we will be able to integrate operations and fund the development needs of CEI’s business and plan in the event that the acquisition ultimately takes place.

Product Research and Development

Subject to adequate funding, we have budgeted $44,000 over the next twelve month period for product upgrades; system maintenance; and the design and testing of new products.

Property or Plant

We do not expect to purchase or sell plant and significant equipment in the next twelve months.

Employment

Subject to funds availability and the effect of the proposed CEI acquisition, we expect our operations to remain constant at our current level of one full-time and one part-time contractor.  The number and positions of any new employees and contractors will be determined by additional funding, if obtained.

ITEM 3.

 Controls and Procedures

         On July 31,  2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Infotec Business Systems, Inc.

(Registrant)

Date.......................................September 12, 2004............................................

By........................../s/ Robert Danvers.................................................................

(Robert Danvers, President, Director, CEO,

Chief Financial and Accounting Officer)