Form 10QSB
period 2004-10-31
INFOTEC BUSINESS SYSTEMS INC
filed 2004-12-13
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA

  98-0358149

(State or other jurisdiction of

   (I.R.S. Employer Identification No.)

 incorporation or organization)

1400 - 400 Burrard Street, Vancouver BC

V6C 3G2

(Address of principal executive offices)

(Zip Code)

Issuer’s Telephone Number  (604) 777-1707

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]  NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  40,500,000 as of December 9, 2004.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the quarter ended October 31, 2004

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

Page

PART I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated:

Balance Sheets as of October 31, 2004 (unaudited)

and April 30, 2004 (audited)

3

Interim Statements of Operations for the six month periods

ended October 31, 2004 and October 31, 2003

4

Interim Statements of Operations for the three month periods ended October 31, 2004 and October 31, 2003

5

Interim Statements of Stockholders’ Equity

6

Interim Statements of Cash Flows for the three month periods ended October 31, 2004 and October 31, 2003

7

Notes to Consolidated Interim Financial Statements

8

Item 2.

Management’s Discussion and Analysis or Plan  of

Operation

10

Item 3.

Controls and Procedures

14

PART II

Other Information

Item 1.

Legal Proceedings

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits and Reports on Form 8-K

15

SIGNATURES

15

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Balance Sheet

(Stated in U.S. Dollars)

October 31,

April 30,

    2004

      2004

(unaudited)

  (audited)

Assets

    Current assets

Cash

$

  1,455

$

25,925

Amounts receivable

164

  600

Prepaid expenses and other current assets

    1,587

2,462

                                                                                                       $3206              28,987

       Liabilities and Stockholders’ Deficiency

              Current liabilities

Accounts payable and accrued liabilities

$

  120,699

$

9,937

Accounts payable - related

     111,308

 8,185

Total current liabilities

    232,007

18,122

            Stockholders’ equity (deficiency)

Share capital

Authorized

25,000,000 preferred shares with $0.001 par value

50,000,000 common shares with $0.001 par value

Issued

18,350,000 common shares

18,350

18,350

Additional paid-in capital

     496,095

496,095

Deficit accumulated during the development stage

(743,246)

(503,580)

Total stockholders’ equity (deficiency)

   (228,801)

 10,865

                                                                                                        3,206                   28,987

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited, Stated in U.S. Dollars)

Period from

August

30, 2001

 Six Month Period

(Inception)

Ended October 31,

to October 31,

  2004

    2003

      2004

Operating Expenses

Consulting fees

$

126,977

$

 12,389

$ 185,658

Equipment rental

9,000

 9,000

55,308

Management fee

60,000

30,000

120,000

Office and Miscellaneous

           6,480

17,275

55,250

Professional fees

 11,209

 21,943

  102,616

Rent and occupancy

8,000

10,000

58,500

Software development costs

  18,000

33,028

 165,914

Total operating expenses

 239,666

133,635

    743,246

                Net Loss                                                    239,666            133,635                (743,246)

             Net (loss) per share - Basic and Diluted

$

(0.01)

$

  (0.01)

      Weighted average shares

 of common stock outstanding

18,350,000

24,226,359

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Statements of Operations

(Unaudited, Stated in U.S. Dollars)

Three Month

Period Ended October 31,

    2004

      2003

    Operating Expenses

Consulting fees

$

 114,504

$ 11,889

Equipment rental

 4,500

     4,500

Management fee

45,000

   15,000

Office and miscellaneous

             2,494

     7,599

Professional fees

2,804

        566

Rent and occupancy

2,000

     5,500

Software development costs

 8,000

   20,848

Total operating expenses

179,302

    65,902

                                  Net Loss                                                       $(179,302)             $(65,902)

    Net (loss) per share - Basic and Diluted

 $

(0.01)

$

(0.01)

     Weighted average shares

 of common stock outstanding

                       18,350,000       18,350,000

The Accompanying Notes are an Integral

Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

(Unaudited, Stated in U.S. Dollars)

Period from

August

30, 2001

Six Month

(Inception)

Period Ended October 31,

to October 31,

    2004

    2003

      2004

    Cash flows from operating activities

Net Loss

$

(239,666)

$

(133,365)

$

(743,246)

Non-cash items:

Stock based compensation

-

16,750

67,445

Changes in non-cash working capital, net

215,196

(40,901)

290,256

                                                                                   (24,470)            157,516                  385,545

     Cash flows from financing activities

Proceeds from issuance of common stock

-

 400,000

 467,000

Costs of issuance of common stock

-

(80,000)

(80,000)

                                                                                        -                  320,000          387,000

      Increase (decrease) in cash in the period

(24,470)

  162,484

       1,455

       Cash - beginning of period

  25,925

3,818

-

       Cash - end of period                                                $1,455              $166,302              1,455

        Supplementary cash flow information

       Shares issued to settle

 accounts payable - related

$

-

$

-

$

60,000

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Notes to Consolidated Interim Financial Statements

(Unaudited, Stated in U.S. Dollars)

NOTE 1: BASIS OF PRESENTATION

(a) Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All adjustments that, in the opinion of management, are necessary for the fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.  The results of operations for the six month period ended October 31, 2004 are not necessarily indicative of the results that will be realized for a full year.  For further information, refer to the Company’s audited financial statements and notes thereto for the fiscal year ended April 30, 2004.

(b)

Going Concern

The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company reported a net loss of $743,246 since inception to October 31, 2004.  At October 31, 2004, the Company had a working capital deficit of $228,801.

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

(d)

Reclassification

Comparative figures in the statements of operations have been reclassified in accordance with the current categorization of operating expenses.

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

NOTE 3: RELATED PARTY TRANSACTIONS

During the period, the Company entered into transactions (recorded at exchange values) with related parties as follows:

i)

The Company engages Danby to provide a shared internet enabled network system, provide development and sales staff and office premises.  In the six month period to October 31, 2004, fees aggregated $48,495 (2003, $39,000).

ii)

The Company pays fees in respect of services to Danby Financial Management Corp. a company controlled by a director.  In the six month period to October 31, 2004, the Company has incurred service fees aggregating $60,000 (2003, $30,000).

iii)

During the six month period ended October 31, 2004, the Company engaged a company controlled by a director to provide consulting services for $3,000 (2003, $500).

iv)

During the six month period ended October 31, 2004, the Company engaged a company with a director in common to provide service and support staff for $1,873 (2003, $7,526).

NOTE 4: ACQUISITION

On June 15, 2004, the Company executed a letter of intent with the shareholders’ of Cackleberries Entertainment Inc. (“CEI”), pursuant to which it would acquire by way of share exchange, merger or amalgamation of all the issued shares of CEI.  On September 29, 2004, the Company executed a definitive Stock Purchase Agreement (“SPA”) with the shareholders of CEI whereby the Company would issue to the CEI stockholders 23,760,000 common shares of the Company in exchange for 99% of the issued and outstanding common shares of CEI.  On November 9, 2004, the Company, CEI and the CEI stockholders mutually agreed to terminate and void the SPA and all related transactions and appointments.

INFOTEC BUSINESS SYSTEMS, INC.

(A Development Stage Company)

Notes to Consolidated Interim Financial Statements

(Unaudited, Stated in U.S. Dollars)

NOTE 5: SUBSEQUENT EVENTS

i)

On November 11, 2004, the Company, executed a Stock Purchase Agreement (the “Galaxy Agreement”) with the shareholders’ of Galaxy Networks Inc. (“Galaxy”), a British Columbia corporation, pursuant to which it would acquire by way of share exchange all the issued shares of Galaxy.  Under the terms of the Galaxy Agreement, the Company acquired 100% of the issued and outstanding common shares of Galaxy in exchange for the issuance of 20,000,000 common shares, representing approximately 52% of the outstanding capital stock of the Company on an undiluted basis.  In addition the Galaxy Agreement called for changes to the Company’s board of directors, such that the present member would resign as director of the Company, and Galaxy will propose two persons for appointment.  The Company will account for the acquisition of Galaxy as a reverse take over.

ii)

The Company issued 500,000 common shares as a fee to two persons who acted to assist in the acquisition of Galaxy.

iii)

The Company issued 1,650,000 common shares in satisfaction of consulting fees aggregating $112,200.

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

Recent Developments

On September 29, 2004, we entered into a Stock Purchase Agreement, with Cackleberries Entertainment Inc. (“Cackleberries”) and certain of its stockholders, to acquire, by way of share exchange, 99% of the issued shares of Cackleberries.  The terms of this acquisition included the issuance of 23,760,000 of our common shares.  On November 9, 2004, the Stock Purchase Agreement of September 29, 2004 and the acquisition of Cackleberries was terminated and its effect cancelled and nullified by mutual consent of the parties.

On November 11, 2004, we entered into a Stock Purchase Agreement (the “Agreement”) with Galaxy Networks Inc. (“Galaxy”), a British Columbia corporation and its stockholders whereby we agreed to acquire 100% of the issued and outstanding share capital of Galaxy, in exchange for the issuance of 20,000,000 shares of our restricted common stock.

Upon completion of the acquisition November 11, 2004, Galaxy stockholders have management and stockholder control over the Company by virtue of their holdings of our common stock.  The acquisition will be treated as a reverse take over for accounting purposes.

Operation Development and Plan

We are an emerging development company.  Our plan is to continue our current operations and those of Galaxy and to combine our respective technologies and business opportunities.  Our current business involves the design, development and marketing of online services and systems, and products and services to provide privacy and security for the digital world.  Our product and service offering include e-security services that provide end-to-end total solutions for e-mail communication security, online identity management and trusted digital signatures, the marketing of a digital video encoder/broadcasting device coupled with a storage, management, and distribution system.  The Galaxy System has proprietary software running a hardware platform.  In addition to streaming media services, Galaxy offers ASP services including:

·

Web Hosting Services

·

Database Services

·

E-Mail Services

·

FTP Services

·

Name Server Management

·

Bandwidth re-sale

·

Server Co-location.

Our strategy is to combine our and Galaxy’s technology and opportunities, develop business relationships and opportunities, accelerate our marketing and earn revenues from monthly services fees, system sales, usage or transaction fees, and from custom services or development.

Our plan includes building on our marketing and sales efforts and building our relationships with potential business partners and resellers, concurrent with building a larger base of digital video encoding and commguard™ digital certificate users throughout the world.  Our development activities will also be focused on business opportunities our marketing efforts identify.

Marketing

We have identified and  are focused on exploiting the need for privacy and security by firms communicating, transmitting or otherwise accessing the Internet and other network systems within, among others, markets such as: Online filing of documents;  associations and groups; B2B web sites; and Independent Service Vendors and other resellers and channel partners.  With our Galaxy acquisition, we expand our service offerings to markets such as those business and other organizations in a variety of industries who have digital media which they desire other parties to view.  Galaxy has identified and is focused on exploiting, among others, markets such as:

·

content rich web sites looking to add a next generation edge to their products;

·

high volume web sites, currently paying too much for bandwidth; and

·

individuals requiring innovative solutions to training and certification.

We plan to compete, by focusing on niche markets including specialized business service opportunities outlined above and to market principally to resellers and channel partners.

We believe that in the markets we serve, we have products and services which are competitively positioned in relationship to our competitors including: competitive technology and products and services; web based management applications and systems; custom development; flexible billing and payment programs; support and service; and volume pricing.

While our management team has significant business experience, we, as a company, have little proven track record in the online services and security industry and can accordingly provide no assurance that we will be able to successfully market our products and services or compete within this industry.

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

Our software development activities are currently focused on product improvements, system maintenance and support for new opportunities our marketing programs identify.

Subject to funds availability, our current plan is to maintain our staff at two full time and two part-time technicians, which we believe, in conjunction with available subcontractors, will be satisfactory to undertake our plan through the end of the third quarter.  We believe that in future, we can engage additional employees, consultants and subcontract development staff with the required skills, as they may be needed.

Results of Operations

We have not yet generated revenue from our activities, nor are we a party to any binding agreements that will generate revenues.  For the period from incorporation, August 30, 2001 through October 31, 2004, we incurred a deficit of $743,246.  Our principal areas of expenditure during the period were for software development costs of $165,914, professional fees of $102,616, consulting fees of $ 185,658 and management fees of $120,000.

For the six month period ended October 31, 2004, we incurred a loss from operations of $239,666.  Our principal areas of expenditure during the period were for software consulting fees $126,977, management fees of $60,000, development costs of $18,000 and professional fees of $11,209.  Consulting and management fees increases over 2003 were related to our engagement of a sales consultant in June 2004 and the incurrence of fees related to the Cackleberries Entertainment Inc. acquisition.  Professional fees in 2003 included $16,750 of charges for stock compensation costs related to the issuance of warrants in July 2003.  Office and software development costs were significantly lower in fiscal 2004 over fiscal 2003 due to a reduction in marketing expenditures and the completion of earlier development programs.

For the three month period ended October 31, 2004, we incurred a loss from operations of $179,302.  Our principal areas of expenditure during the period were for software consulting fees of $114,504, management fees of $45,000 and development costs of $8,000.  Office and software development costs were significantly lower in fiscal 2004 over fiscal 2003 due to a reduction in marketing expenditures and the completion of earlier development programs.  Consulting and management fees increases over 2003 were related to our engagement of a sales consultant in June 2004 and the incurrence of fees related to the Cackleberries Entertainment Inc. acquisition.

Liquidity and Capital Resources

As of October 31, 2004, we had an accumulated deficit of $743,246 and cash on hand of $1,455.  Our working capital deficit at October 31, 2004 was $228,801.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, the conversion of indebtedness to common shares and accounts payable to suppliers.

For the six month period ended October 31, 2004, net cash used in operating activities was $24,470, which primarily resulted from our net loss of $239,666 combined with changes in working capital amounts.

Our working capital is currently insufficient to sustain our current operations.  Our operations are currently dependent on our suppliers willingness and ability to continue to provide services without some assurance of payment.  Our plan is to seek additional funding and business relationships with product or channel partners.  We are also exploring acquisition alternatives to enhance our business opportunities and our opportunity for funding.  We believe our acquisition of Galaxy will provide us with such additional business opportunities and will ultimately enhance our financing opportunities.

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

Operating History - We are presently in the process of marketing products and services which we have developed or acquired.  We have only a limited operating history from which investors can evaluate our future business prospects or management’s performance.  As a result, you have no reliable means to determine whether you should make an investment in this company.

Marketable Products - In order to sell our products and services, we must demonstrate to potential customers that we have systems and services that are functional, supported, cost effective and address their needs.  We haves developed products and services which we have introduced to potential customers.  At present however, we have only limited history in offering and supporting these product offerings.  If products and services do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn revenues.

Staff Availability - We currently engages two full time and two part-time technical consultants for development and for sales and product service and support.  We do not currently have employment agreements with any of the directors, officers, employees or contractors it depend on for the successful implementation of its plan.  Moreover, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

Competition - We face competition from a wide range of firms in the online application services industry.  These companies include large, well established and financially stronger companies.  We do not currently have resources to compete and may never have sufficient funds to be able to refine our offerings and successfully market our offerings so that we may become a factor in the industry.  These competitive disadvantages represent another factor which may cause investors in our stock to lose the value of their investment.

Management Control - Current management owns or controls approximately 48% of the outstanding shares of our common stock.  Accordingly, they will have almost complete influence in determining the outcome of all corporate transactions and business decisions.  The interests of management may differ from the interests of the other stockholders, and since they have the ability to control most decisions through their control of our common stock, investors will have limited ability to affect decisions made by management.

Property or Plant

We do not expect to purchase or sell plant and significant equipment in the next twelve month period.

Employment

We currently engages two full-time employees and two part-time contractors.  As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged, to perform required services.

ITEM 3.

 Controls and Procedures

         On October 31,  2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submissions of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

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

Infotec Business Systems, Inc.

(Registrant)

Date.......................................December 13, 2004............................................

By........................../s/ Carol Shaw.................................................................
(Carol Shaw, President, Director, CEO)

By........................../s/ Barry Foreman.................................................................
(Barry Foreman, Secretary, Director)