Form 10QSB
period 2005-01-31
INFOTEC BUSINESS SYSTEMS INC
filed 2005-03-17
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA 98-0358149
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

350 - 1152 Mainland Street, Vancouver BC V6B 4X2
(Address of principal executive offices) (Zip Code)

Issuer’s Telephone Number (604) 777-1707

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]  NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  40,500,000 as of March 9, 2005.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the quarter ended January 31, 2005

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

PART I Financial Information Page

Item 1. Financial Statements (unaudited):

Consolidated:

Balance Sheets as of January 31, 2005
and April 30, 2004 3

Interim Statements of Operations for the nine month periods
ended January 31, 2005 and January 31, 2004 4

Interim Statements of Operations for the three month periods ended January 31, 2005 and January 31, 2004 5

Interim Statements of Cash Flows for the nine month periods
ended January 31, 2005 and January 31, 2004 6

Notes to Interim Financial Statements 7

Item 2. Management’s Discussion and Analysis or Plan of
Operation 10

Item 3. Controls and Procedures 14

PART II Other Information

Item 1. Legal Proceedings 14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 14

Item 3. Defaults Upon Senior Securities 14

Item 4. Submission of Matters to a Vote of Security Holders 15

Item 5. Other Information 15

Item 6. Exhibits 15

SIGNATURES 15

Infotec Business Systems, Inc.

(A Development Stage Company)

Consolidated Interim Balance Sheets

Unaudited

January 31, April 30,
2005 2004

Assets

Current Assets
Cash $ 2,954 $ 237
Accounts receivable 6,872 -
Prepaid expenses and deposits 3,249 -

Total Current Assets 13,075 237

Property and Equipment, net of accumulated depreciation 10,150 13,162
Total Assets $23,225 $13,399
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable $ 136,983 $ 1,019
Accounts payable - related 5,436 4,822
Unearned revenue 953 -
Due to related party 13,600 -

Total Current Liabilities 156,972 5,841

Contingencies and commitments - -

Stockholders’ Equity (Deficit)
Common stock, voting; $0.001 par value; 300,000,000 shares authorized;
40,500,000 and 20,000,000 shares issued and outstanding at
January 31, 2005 and April 30 2004, respectively 40,500 20,000
Preferred stock, voting; $0.001 par value; 150,000,000 shares authorized;
no shares issued and outstanding at January 31, 2005 and
April 30 2004, respectively - -
Additional paid in capital (134,239) 9,678
Accumulated other comprehensive income 355 577
Deficit accumulated during the development stage (40,363) (22,697)

Total Stockholder's Equity (Deficit) (133,747) 7,558

Total Liabilities and Stockholder's Equity $ 23,225 $13,399

(The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc.

(A Development Stage Company)

Consolidated Interim Statements of Operations

Unaudited

Cumulative
amount from
inception
(December 13,
For the nine months ended 2002)
January 31, to January 31,
2005 2004 2005

Revenues $ 8,102 $ 1,981 $ 21,781

Cost of goods sold (3,675) - (4,680)

Gross Profit 4,427 1,981 17,101

Expenses
Depreciation 3,011 3,011 8,518
Consulting 3,503 8,391 31,520
Office and telephone 2,957 66 4,347
Professional fees 12,622 - 13,079

Total Expenses 22,093 11,468 57,464

Net Loss $(17,666) $(9,487) $(40,363)

Net Loss Per Share (Basic and Diluted) $ (0.001) $ (0.000)

Weighted Average Shares Outstanding 25,694,443 20,000,000

(The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc.

(A Development Stage Company)

Consolidated Interim Statements of Operations

Unaudited

For the three months ended
January 31,
2005 2004

Revenues $ 8,102 $ -

Cost of goods sold (3,675) -

Gross Profit 4,427 -

Expenses
Depreciation 1,004 1,004
Consulting 3,503 -
Office and telephone 2,909 10
Professional fees 12,622 -

Total Expenses 20,038 1,014

Net Loss $(15,611) $(1,014)

Net Loss Per Share (Basic and Diluted) $ (0.000) $ (0.000)

Weighted Average Shares Outstanding 37,083,333 20,000,000

             (The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc.

(A Development Stage Company)

Consolidated Interim Statements of Cash Flows

Unaudited

Cumulative
amount from
inception
(December 13,
For the nine months ended 2002)
January 31, to January 31,
2005 2004 2005

Cash Flows From Operating Activities
Net Loss $ (17,666) $ (9,487) $ (40,363)
Adjustments to reconcile net loss to cash:
Depreciation 3,011 3,011 8,518
Changes in working capital items:
Increase (decrease) in accounts payable 136,578 (7) 142,419
Increase in unearned revenue 953 - 953
Increase in due to related parties 13,600 - 13,600
(Increase) decrease in accounts receivable (6,874) 6,180 (6,875)
Increase in prepaid expenses (3,249) - (3,249)

Net Cash Provided by (used In)
operating activities 126,353 (303) 115,003

Cash Flows to Investing Activities

Acquisition of property and equipment - (126) (2,117)
Net Cash used in investing activities - (126) (2,117) Cash Flows from Financing Activities

Recapitalization (123,414) - (123,414)
Proceeds from issuance of common stock - - 13,127

Net Cash Used in Financing Activities $ (123,414) - $ (110,287)

Increase (Decrease) in Cash in the Period 2,939 (429) 2,599

Comprehensive gain (loss) on translation (222) (156) 355

Cash - Beginning of Period 237 844 -

Cash - End of Period $ 2,954 $ 259 $2,954

Non-Cash Financing Activities

Common shares issued for equipment $ - $ - $ 16,551
Supplementary Disclosure of Non-Cash Items
Issuance of Infotec Business Systems, Inc.
common stock $ (235,614) $ - $ (235,614)

Issuance of common stock for consulting 112,200 - 112,200

Issuance of common stock for services 28,000 - 28,000

     (The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc.

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

Unaudited

1.

Interim Financial Information

The financial statements of Galaxy Networks Inc. (the Company)  as of January 31, 2005 and for the nine month periods ended January 31, 2005 and 2004 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine month periods ended January 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2004 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended April 30, 2004.

2.

Going Concern

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (December 13, 2002), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock  offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

3.

Summary of Significant Accounting Policies

These financial statements of the Company has been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

(a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and only recently has its planned principal operations commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Infotec Business Systems, Inc.

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

Unaudited

3.

Summary of Significant Accounting Policies (continued)

(b)

Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at January 31, 2005.

(c)

Property and Equipment

Computer equipment and demonstration equipment are stated at cost and depreciated respectively over five years and three years using the straight-line method.

(d)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.  The Company has no stock equivalents which would dilute earnings per share.

(e)

Foreign Currency Transactions/Balances

The operations of the Company are principally located in British Columbia, Canada and its functional currency is the Canadian dollar.  These financial statements where applicable have been translated using the current method whereby the monetary assets and liabilities are translated at the year end exchange rate, capital accounts and capital assets are at historic exchange rates and revenues and expenses at the average exchange rate for the period.

(f)

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable.  The estimated fair value of these financial instruments approximate their carrying values, unless otherwise noted.

(g)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods.  Actual results could differ from those estimates.

Infotec Business Systems, Inc.

(A Development Stage Company)

Notes to the  Consolidated Interim Financial Statements

Unaudited

3.

Summary of Significant Accounting Policies (continued)

(h) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

(i) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

4. Related Party Transactions

The Company paid $0 and $5,471 in consulting fees to a related party during the nine month period to January 31, 2005 and 2004 respectively.  The Company paid $0 and $0 in consulting fees to a related party during the three month period to January 31, 2005 and 2004 respectively.

5.

Reorganization

As of November 11, 2004, the Company made and entered into an agreement          which provides for the reorganization of Galaxy Networks Inc., a British Columbia company, with and into Infotec Business Systems, Inc., a Nevada company, resulting in Galaxy Networks Inc. becoming a wholly-owned subsidiary of Infotec Business Systems, Inc. (Infotec). The agreement is for the exchange of 100% of the outstanding Common Stock of Galaxy Networks Inc., for shares of Infotec totaling 20,000,000 of Common Stock.

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition.  Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of Galaxy Networks Inc. and the name of the consolidated Company going forward will be Infotec Business Systems, Inc.  These financial statements include the financial position of Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Eventec Inc., at November 11, 2004 and their results of operations therefrom to January 31, 2005.

Concurrent with the reorganization the Company issued 500,000 shares of Infotec Business Systems,

Inc. common stock for services for value of $28,000.

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

Upon completion of the acquisition on November 11, 2004, Galaxy stockholders have management and stockholder control over the Company by virtue of their holdings of our common stock.  The acquisition will be treated as a reverse acquisition for accounting purposes.

Operation Development and Plan

We are an emerging development company.  Our plan is to continue our current operations and those of Infotec and to continue to combine our current technologies and business opportunities.  Our product and service offering provides end-to-end Streaming Media Solutions including e-security services, the marketing of a digital video encoder/broadcasting device coupled with a storage, management, and distribution system.  The Galaxy System has proprietary software running a hardware platform.  In addition to streaming media services, Galaxy offers ASP services including:

·

Web Hosting Services

·

Database Services

·

E-Mail Services

·

FTP Services

·

Name Server Management

·

Bandwidth re-sale

·

Server Co-location.

Our strategy is to continue with Galaxy’s technology and opportunities, develop business relationships and opportunities, accelerate our marketing and earn revenues from monthly services fees, system sales, usage fees, customer service and development.

Our plan includes building on our marketing and sales efforts and building our relationships with potential business partners and resellers, concurrent with building a larger base of digital video encoding and commguard™ digital certificate users throughout the world.  Our development activities will also be focused on business opportunities our marketing efforts identify.

Marketing

We have identified and  are focused on exploiting the need for streaming media services by companies, among others, with content rich web sites looking to add next generation edge to their products; high volume web sites, currently paying too much for bandwidth; and individuals requiring innovative solutions to training and certification.  We will also continue to exploit the need for privacy and security by firms accessing the internet and other network systems.

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

While our management and technical team has significant business experience, we, as a company, have little proven track record in the online services and security industry and can accordingly provide no assurance that we will be able to successfully market our products and services or compete within this industry.  We currently lack the financial resources to broaden our marketing efforts or engage additional professional advisors.  To reduce our costs to market and attract a potentially wider user base, we are accordingly seeking opportunities for marketing through channel partners and resellers.  A lack of financial resources will most certainly inhibit our marketing activities and will cause harm to our business and to the successful execution of our plan.  When adequate funding is available, we believe we can engage sales and marketing professionals when needed.

         Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base.  Our software development activities are currently focused on product improvement, system maintenance and support of new opportunities.

Results of Operations

Our January 31, 2005 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to January 31, 2005 and incorporate the accounts and operations for Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Eventec Inc. from November 11, 2004 to January 31, 2005.  Comparative figures for January 31, 2004 include only the accounts and operations of Galaxy.

For the period from incorporation, December 13, 2002 through January 31, 2005, we incurred a deficit of $40,363.  Our principal areas of expenditures during the period were for professional fees of $13,079, consulting fees of $31,520 and depreciation charges of $8,518.  Cumulative net revenues less cost of goods sold during the period totalled $17,101.

For the nine month period ended January 31, 2005, we incurred a loss from operations of $17,666.  Revenues, net of costs of goods sold were $4,427 in the period.  Our principal areas of expenditure during the period were for professional fees of $12,622, consulting fees of $3,503 and depreciation charges of $3,011.  Professional fees and consulting costs reflect costs incurred for initial regulatory filings.  Costs incurred in the nine month period to January 31, 2005 increased over the comparative period due to the completion of earlier development program and the reorganization of Galaxy and Infotec.

For the three month period ended January 31, 2005, we incurred a loss from operations of $15,611.  Revenues, net of costs of goods sold were $4,427 in the period.  Our principal areas of expenditure during the period were for professional fees of $12,622, consulting fees of $3,503 and depreciation charges of $1,004.  Costs incurred in the three month period to January 31, 2005 increased over the comparative period due to the completion of earlier development program and the reorganization of Galaxy and Infotec.

Liquidity and Capital Resources

As of January 31, 2005, we had an accumulated deficit of $40,363 and cash on hand of $2,954.  Our working capital deficit at January 31, 2005 was $143,897.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from related parties and accounts payable to suppliers.

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

While management believes that sales can be grown and that ultimately profitable operations can be attained in the future, there is no assurance that sales will be maintained or grown or that they will ultimately be of a level required to generate profitable operations or provide positive cash flow.  We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability.  To fund our operations and implementation of our business plan, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities, or through the issuance of debt instruments.  If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution.  If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock.  Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders.  As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

We currently market a range of products and services, however, we have limited revenues and no operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2004, that there is substantial doubt about our ability to continue as a going concern.

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

Staff Availability - We currently engage one part-time technical consultant for development and for sales and product service and support.  We do not currently have employment agreements with any of the directors, officers, employees or contractors we depend on for the successful implementation of our plan.  Moreover, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

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

Employment

We currently engage one part-time contractor.  As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged, to perform required services.

ITEM 3.

 Controls and Procedures

         On January 31,  2005, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 19, 2004,  we issued 1,650,000 common shares pursuant to consultant services provided. The shares were issued pursuant to Section 4(2) of the Act and are “restricted securities”, as defined under the Act, that cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The consultant had access to information regarding our business, operations and financial condition by virtue of its position as a consultant, had opportunity to discuss this information with our management and is a sophisticated investor by virtue of its experience and background and is capable, by reason of such experience and background, of evaluating the merits and risks of an investment in our common shares. The consultant further represented to us that they are an “accredited investor” as defined in Rule 501(a) of Regulation D and acquired the securities for investment only and not with a view toward distribution. No general solicitation or general advertising was conducted in connection with the offering of the shares.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submissions of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

Index to Exhibits

Exhibits Description of Documents

10.1 Stock Purchase Agreement between Infotec Business Systems, Inc.
and Galaxy Networks Inc., of November 11, 2004

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

Infotec Business Systems, Inc.

(Registrant)

Date.......................................March 16, 2005............................................

By........................../s/ Carol Shaw.................................................................

(Carol Shaw, President, Director, CEO)

By........................../s/ Barry Foreman.................................................................

(Barry Foreman, Secretary, Director)