Form 10KSB
period 2005-04-30
INFOTEC BUSINESS SYSTEMS INC
filed 2005-07-29
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.

(Name of small business issuer in its charter)

NEVADA

98-0358149

(State or other jurisdiction of

   (I.R.S. Employer Identification No.)

 incorporation or organization)

#350 - 1152 Mainland Street, Vancouver, B.C.

 V6B 2X4

(Address of principal executive offices)

(Zip Code)

Issuer’s Telephone Number  (604) 484-4966

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

(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $17,267.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 (an aggregate 21,750,000 shares out of a total of 40,500,000 shares outstanding at that time) was approximately $1,500,000 computed by reference to the average closing bid and ask price on that date.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  40,500,000 shares of Common Stock as of June 30, 2005.

This report contains a total of 31 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X

PART I

The terms "Infotec", "us", "we", "the company" and "our", refer to Infotec Business Systems, Inc. or our wholly owned subsidiaries Galaxy Networks Inc., Infotec Business Strategies, Inc. and Eventec Inc. unless the context otherwise implies.

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

ITEM 1. DESCRIPTION OF THE BUSINESS.

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

In February 2003, we filed a Form of Certificate Change to amend our Certificate of Incorporation, to increase our authorized and issued capital stock through a 1 to 6 forward split to 450,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock and 150,000,000 shares of preferred stock.

On November 11, 2004, we entered into a Stock Purchase Agreement with Galaxy Networks Inc. ("Galaxy"), a British Columbia corporation and its stockholders whereby we agreed to acquire 100% of the issued and outstanding share capital of Galaxy, in exchange for the issuance of 20,000,000 shares of our restricted common stock.

Upon completion of the acquisition on November 11, 2004, Galaxy’s stockholders’ have management and stockholder control over the company by virtue of their holdings of our common stock and the composition of our board of directors.  The acquisition has been be treated as a reverse acquisition for accounting purposes.

Business of Issuer

We are an emerging development company.  Our plan is to continue our current operations and those of Infotec and to combine our respective technologies and business opportunities.  Our product and service offerings provide end to end streaming media solutions include e-security services and a digital video encoder/broadcasting device coupled with a storage, management, and distribution system.  The Galaxy System has proprietary software running a hardware platform.  In addition to streaming media services, Galaxy offers ASP services including:

×

Web Hosting Services

×

Database Services

×

E-Mail Services

×

FTP Services

×

Name Server Management

×

Bandwidth re-sale

×

Server Co-location.

Our strategy is to combine our current technology and opportunities, develop business relationships and opportunities, accelerate our marketing and to earn revenues from monthly services fees, system sales, usage fees, customer service and development.

Products and Services

Galaxy provides a complete solution for streaming digital media over the Internet.  Galaxy’s Encoder series provides capture, edit and content delivery.  The Galaxy Media Server system allows both content distribution via the Internet and the application of digital rights management technologies for securing such content.

The Galaxy Encoder (3rd Generation Streaming)

Galaxy designs, assembles and markets a digital video encoder / broadcasting device coupled with a storage, management, and distribution system.  The Galaxy Encoder has proprietary software running a hardware platform.  It manages large volumes of entertainment programming and has content archive, search, access, serve and track capability.  Software selects and assembles various pieces of stored content as separate digital files into a single continuous seamless programming block for playback or broadcast.  The Encoder was designed and developed to replace an entire room of traditional equipment that would otherwise be needed to drive a broadcasting operation.

The Galaxy Encoder series has been design with ease of use in mind, allowing anyone with a broadband connection to broadcast their message to thousands of viewers worldwide.

The Galaxy Media Services Hardware Platform

The Galaxy Media Services Platform represents the solution for the next generation of asset management operations.  Galaxy co-locates its servers at a secure location in Vancouver, Canada from which they have direct access to the local Internet backbone.  This point of presence allows Galaxy to offer the following platform services:

        ×

         Streaming Video Services - include Windows Media 9 (Instant On, DVD Quality streaming,

         and Apple Quicktime Streaming (for cross platform compatibility);

×       Web Hosting Services  -  include Internet Information Server 6, Cold Fusion MX 6.0, PHP,

         and frontpage;

×

Database Services -  include SQL Server and MySQL server;

×

E-Mail Services - include POP3, SMTP, IMAP, LDAP, with a client Web access and management interface and web mail;

×

FTP Services - include Client access to WebDav (Web folders);

×

Name Server Management;

×

Bandwidth resale - through the Galaxy facilities customers at up to 1 GBps; and

×

Server Collocation - secure co-location and fast Internet services.

The Galaxy Broadcast Network

Galaxy provides its own unique streaming video delivery system to enable customers to stream content to their specific audiences.  Galaxy provides full service capabilities enabling it to receive client produced video and to encode it for webcasting.  Galaxy has developed technology that makes digital streaming video easy, fast and cost effective including tracking software lets customers know who views their video communications, the length of time they view it and, in the case of archived video, how many times they view it.  This information is available for utilization by specific billing and action tracking applications.

Galaxy provides 3rd Generation streaming video technology.  Using a mix of the latest leading vendor software and proprietary coding, the Galaxy Encoder allows for push streaming of real time broadcasts and does not require a stream be uploaded to a server and then pulled, or accessed, by viewers.  The delivery of streaming video through Galaxy’s network has been optimized to provide a smoother, clearer and more enjoyable viewing experience, even when viewed in full screen mode.

Galaxy Broadcast Encoder

Companies anticipating a significant amount of in-house content filming and streaming may choose to purchase a fully configured Galaxy Encoder for use in conjunction with Galaxy’s streaming video servers.  Galaxy provides an encoder that also serves as a fully functioning computer, keyboard and monitor.

Galaxy’s Series 300 Encoder specifications include:

Intel P4 3.06 GHz, 120 Gbyte HDD, 512 Mbytes

DDR Ram, Analog YC, Firewire input & output.

Windows XP Pro, Galaxy Encoder Software

IEEE 1394 FireWire, Winnov Capture Card,

15" BenQ TFT Flat Panel Monitor, Keyboard

& Mouse.

E- Security

We also market e-security products and services that provide end-to-end, total solutions for e-mail communication security, online identity management and trusted digital signatures.

We offer a range of e-security products and services, directed at the diverse privacy and security needs of customers for their digital data, communications and transmissions.  We provides our e-security services principally as an online application or service which is marketed under the commguardJ  brand.

Our e-security products and services incorporating our digital certificates interoperate with most computer systems and today’s applications, and provide for:

-

encryption of e-mail communications digital communications, digital transactions, networks, applications, digital data and computing devices; and

-

digital credentials or signatures that distinctly identify the sender or user.

Digital certificates are also used to secure online access for web sites and Internet accessible systems or applications.

Sales & Technical Support

Galaxy provides professional levels of sales and technical support including regular product demonstrations through meetings and on the web via the Galaxy Broadcast Network.  Galaxy’s technical support is available 24 hours a day, seven days a week.

Markets

Markets for our Galaxy products and services are those business and other organizations in a variety of industries who have digital media which they desire other parties to view.  Galaxy has identified and is focused on exploiting, among others, markets such as:

×

content rich web sites looking to add a next generation edge to their products;

×

high volume web sites, currently paying too much for bandwidth; and

×

individuals requiring innovative solutions to training and certification.

These are the markets that have proven most responsive to the Galaxy product offering, so we continue to reach into these markets for new prospects.

Our e-security products and services address the need for privacy and security by firms communicating, transmitting or otherwise accessing the Internet and other network systems within, among others, markets such as: Online filing of documents;  associations and groups; B2B web sites; and Independent Service Vendors and other resellers or agents.

Delivery and Distribution

Our systems and online services are established and maintained in our own and other co-location facilities and are accessible by our customers, 24 hours a day, 7 days a week via the Internet.

Intellectual Property

We have obtained the right to use the Internet domain names www.infotecbusinesssystems.com, and www.yourgalaxy.com.  We do not have and cannot acquire any property rights in an Internet address.

We market our e-security services and solutions under the commguardJ  brand, subject to the terms and conditions as are set out in a licensing agreement with CTEC Security Solutions Inc.   commguardJ  is the registered trademark of CTEC.

To protect our rights to intellectual property, we will rely on a combination of trademark, copyright law, trade secret protection, and confidentially agreements although we do not have confidentiality agreements signed in every instance.  Our products and services incorporate some commercial computer software and intellectual property owned by others, for which we may be required to pay licensing fees.

Competition

The market for streaming meda services and for hosting services is broad and encompasses many different types of companies or organizations.  We will compete with numerous providers of streaming media and hosting services, many of which have far greater financial and other resources than we do.  Many of these companies have established histories and relationships in providing such systems and services that enable them to attract talent, marketing support, the interest of decision makers and financing.   Many of the firms within this industry are large and have significant resources for sales, marketing and research and development that we do not have.  Moreover, proven track records are of paramount consideration in selecting vendors and service providers.

We plan to compete, by focusing on niche markets including specialized business service opportunities as outlined above in the section titled "Markets" and to market principally to business users.

We believe that in the markets we serve, we have products and services which are competitively positioned in relationship to our competitors including: competitive technology and products and services; web based management applications and systems; custom development; and support and service.

While our management and technical team has significant business experience, we, as a company, have little proven track record in the streaming media and hosting industry and can accordingly provide no assurance that we will be able to successfully market our products and services or compete within this industry.

Government Regulations

We are not currently subject to direct regulation by any governmental agency other than laws, rules and regulations generally applicable to businesses including a number of laws and regulations that have been adopted in the jurisdictions we operate or wish to operate with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services.  Currently, governmental regulations have not materially restricted the use or expansion of the Internet.

Research and Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base.  Our software development activities are currently focused on product improvement, system maintenance and support of new opportunities.

Employees

We currently engage one part-time contractor.  As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged, to perform required services.  We have no collective bargaining agreements with any unions and believe that our overall relations with our employees and contractors is excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or lease any real property.  Our principal executive offices and our subsidiary’s development facilities are located in property maintained by the offices of Stream Horizon Media, a company controlled by Edward Clunn, a stockholder of the company.  These offices are located at 350 - 1152 Mainland Street, Vancouver, B.C.  V6B 2X4.  We do not currently pay office rent at this location.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "IFOB".  The following table sets forth the high and the low bid quotations quarterly for our shares of common stock during the last two fiscal years ended April 30, 2005.  The closing bid on June 30, 2005 is also shown.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period

High

Low

2005

4th Quarter

February 1, 2005 - April 30, 2005

$0.07

$0.05

3rd Quarter

November 1, 2004 - January 31, 2005

$0.35

$0.05

2nd Quarter

August 1, 2004 - October 31, 2004

$0.40

$0.08

1st Quarter

May 1, 2004 - July 31, 2004

$0.53

$0.06

2004

4th Quarter

February 1, 2004 - April 30, 2004

$1.70

$0.34

3rd Quarter

November 1, 2003 - January 31, 2004

$5.40

$0.75

2nd Quarter

August 1, 2003 - October 31, 2003

$6.35

$5.00

1st Quarter

May 1, 2003 - July 31, 2003

$7.00

$2.30

On June 30, 2004, the closing bid price for the common stock was $0.065.

There are approximately 59 holders of record of our common stock.

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

          Penny Stock Rules

      The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Depending on market fluctuations, our common stock may be considered a "penny stock".  As a result, it may be subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of our securities.  In addition the broker-dealer must receive the purchaser's written consent to the transaction prior to the purchase.  The broker-dealer must also provide certain written disclosures to the purchaser.  Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of our shares to resell them.

         ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Other than historical and factual statements, the matters and items discussed in this annual report on Form 10-KSB are forward-looking statements that involve risks and uncertainties.  Actual results of the company may differ materially from the results discussed in the forward-looking statements.  Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this annual report.

      The following discussion should be read together with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.

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

      We recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue recognition in Financial Statements".  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

         Operation Development and Plan

       We are an emerging development company.  Our product and service offering provides end-to-end streaming media solutions and ASP or hosting services.  We also market a digital video encoder/broadcasting device coupled with a storage, management and distribution system that utilizes Galaxy’s proprietary software to run the

         Since the founding of Galaxy in December, 2002, we have:

-

developed systems, methods and software for encoding and streaming digital media over the Internet to be viewed by users or recipients by an Internet browser or e-mail;

-

introduced our products and services to potential customers; and

-

supported customers requiring hosting and streaming media services.

      Our current plan is to focus our activities on supporting and growing our existing customer base and developing other business relations. We believe that successful provision of our services for our existing customer base will provide us with broad exposure and an opportunity to demonstrate our capabilities and services to a wide potential audience.

           Marketing

       We have identified and  are focused on exploiting the need for streaming media services by companies, among others, with content rich web sites looking to add next generation edge to their products; high volume web sites and those currently paying too much for bandwidth.  We will also continue to exploit the need for privacy and security by firms accessing the Internet and other network systems.

       We plan to compete, by focusing on niche markets including specialized business service opportunities outlined above and to market principally to our existing customers and through the development of additional business opportunities.  We expect to be able to generate additional sales without the need to  engage sales staff or agents to assist us in our marketing efforts.

       We believe that in the markets we serve, we have products and services which are competitively positioned in relationship to our competitors including: competitive technology and products and services; web based management applications and systems and our custom development capabilities.

      While our management and technical team have significant business experience, we, as a company, however, have little proven track record in the streaming media and hosting industry and can accordingly provide no assurance that we will be able to successfully compete within this industry.  We currently lack the financial resources to broaden our marketing efforts.  A lack of financial resources can inhibit our marketing activities and may cause harm to our business and to the successful execution of our plan.

        Development

       Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base.  Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades and support for new business opportunities.

       As part of our plan, and to support expected growth in our hosting and streaming media services, subject to adequate funding, we expect to expand our network systems with the establishment an additional co-location facility.  For equipment, software, and costs related to the establishment and running of such a co-location facility over the next twelve month period, we have budgeted the amount of $120,000.  Our existing infrastructure is more than adequate to meet our customers current needs.  We do not currently have funds available to undertake the establishment of an additional co-location facility at this time.

         Results of Operations

       Our April 30, 2005 audited consolidated financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to April 30, 2005 and incorporate the accounts and operations for Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Eventec Inc. from November 11, 2004 to April 30, 2005.  Comparative figures for the fiscal year ended April 30, 2004 include the accounts and operations of Galaxy only.

       For the period from incorporation, December 13, 2002 through April 30, 2005, we incurred a deficit of $156,199.  Our principal areas of expenditures during the period were for professional fees of $27,656, consulting fees of $43,159 and depreciation charges of $10,501.  Acquisition fees of $90,000 were recorded in relation to the Galaxy acquisition in November 2004 and are nonrecurring.  Consulting fees principally relate to fees payable for technical support and office administration.  Cumulative net revenues less cost of goods sold during the period totalled $21,297.

      For the year ended April 30, 2005, we incurred a loss from operations of $133,502.  Revenues, net of costs of goods sold were $8,624 in the period.  Our principal areas of expenditure during the period were for professional fees of $27,199, consulting fees of $15,141 and depreciation charges of $4,995.  Acquisition fees of $90,000 were recorded in relation to the Galaxy acquisition in November 2004 and are nonrecurring.  Professional fees and consulting costs reflect costs incurred for initial regulatory filings and staffing respectively.  Costs incurred in the year ended April 30, 2005 increased over the comparative period due to the completion of our earlier development ,program and the reorganization of Galaxy and Infotec.  Net revenues less cost of goods sold totalled $8,624.

          Liquidity and Capital Resources

       As of April 30, 2005, we had an accumulated deficit of $397,985 and cash on hand of $3,544.  Our working capital deficit at April 30, 2005 was $171,118.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from related parties and accounts payable to suppliers.

      Our working capital is currently insufficient to sustain our current operations.  Our operations are currently dependent on our suppliers willingness and ability to continue to provide services without some assurance of payment.  Our plan is to seek additional funding and business relationships.

       While management believes that sales revenues can be grown and that ultimately profitable operations can be attained in the future, there is no assurance that sales revenues will be maintained or grown or that they will ultimately be of a level required to generate profitable operations or provide positive cash flow.  We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability.  To fund our operations and more fully implement our business plan, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities.  If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution.  If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock.  Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders.  As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

      We currently market a range of products and services, however, we have limited revenues and limited operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2005, that there is substantial doubt about our ability to continue as a going concern.

         Additional Risk Factors

       As noted throughout this annual report, Infotec Business Systems, Inc., is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability.  It is not possible, however, to foresee all risks which may affect us.  Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan.  Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading "Liquidity and Capital Resources" above and the additional risk factors we have set out below.

       Operating History - We are presently in the process of marketing products and services which we have developed or acquired.  We have only a limited operating history from which investors can evaluate our future business prospects or management’s performance.  As a result, you have no reliable means to determine whether you should make an investment in this company.

      Marketable Products - In order to sell our products and services, we must demonstrate to potential customers that we have systems and services that are functional, supported, cost effective and address their needs.  We haves developed products and services which we have introduced and from which we are receiving sales revenues.  At present however, we have only limited history in offering and supporting these product offerings.  If products and services we offer do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn revenues.

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

       Competition - We face competition from a wide range of firms in the streaming media and hosting services industry.  These companies include large, well established and financially stronger companies.  We do not currently have resources to compete and may never have sufficient funds to be able to refine our offerings and successfully market our offerings so that we may become a factor in the industry.  These competitive disadvantages represent another factor which may cause investors in our securities to lose the value of their investment.

      Management Control - Current management owns or controls approximately 46% of the outstanding shares of our common stock.  Accordingly, they have almost complete influence in determining the outcome of all corporate transactions and business decisions.  The interests of management may differ from the interests of the other stockholders, and since they have the ability to control most decisions through their control of our common stock, investors will have limited ability to affect decisions made by management.

        Property or Plant

      We expect to incur approximately $120,000 of costs related to the purchase of equipment, software, and the establishment and running of a server co-location facility over the next twelve month period.  We do not currently have funds available to undertake the establishment of such co-location facility.  We have not formalized any plan of acquisition at this time.

         Employment

       We currently engage one part-time contractor.  With additional funding we expect to engage a part time network systems administrator for which we have budgeted the amount of $36,000 over the next twelve month period.  As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged, to perform required services.

        ITEM 7. FINANCIAL STATEMENTS.

                                                                                                                                    Page

Annual Audited Financial Statements

Report of Independent Registered Public Accounting Firm

   F-1

Consolidated Financial Statements

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statement of Stockholders’ Equity (Deficit)

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Infotec Business Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Infotec Business Systems, Inc. and Subsidiaries (a development stage company) as of April 30, 2005 and 2004 and the related  consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infotec Business Systems, Inc. and Subsidiaries as of April 30, 2005 and 2004, and the results of its operations and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (December 13, 2002) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

July 14, 2005

Irvine, California

F1

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30
	2005	2004

Assets

Current Assets
Cash	$3,544	$237
Accounts receivable	1,731	-
Accounts receivable - related (Note 9(c))	1,957	-
Prepaid expenses and deposits	1,589	-

Total Current Assets	8,821	237

Property and Equipment,
net of accumulated depreciation (Note 6)	16,631	13,162

Total Assets	$25,452	$13,399

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$32,298	$1,019
Accounts payable - related (Note 9)	129,141	4,822
Due to related party (Note 7)	18,500	-

Total Current Liabilities	179,939	5,841

Contingencies and Commitments (Note 8)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 150,000,000 shares authorized;
no shares issued and outstanding at April 30, 2005 and
2004, respectively	-	-
Common stock, voting; $0.001 par value; 300,000,000 shares authorized;
40,500,000 and 20,000,000 shares issued and outstanding at
April 30 2005 and 2004, respectively	40,500	20,000
Additional paid in capital	200,050	9,678
Accumulated other comprehensive income	2,948	577
Deficit accumulated during the development stage	(397,985)	(22,697)

Total Stockholders’ Equity (Deficit)	(154,487)	7,558

Total Liabilities and Stockholders’ Equity	______$25,452	______$13,399

     (The accompanying notes are an integral part of these financial statements)

     F 2

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			amount
			from inception
			(December 13,
			2002
	For the year ended		through
	April 30, 2005	April 30, 2004	April 30, 2005

Revenues	$17,267	$1,984	$30,945

Revenues from related parties (Note 9(c))	1,676	-	1,676

Cost of goods sold	(10,319)	-	(11,324)

Gross Profit	________8,624	_______1,984	_______21,297
Expenses
Depreciation	4,995	4,016	10,501
Consulting (Note 9)	15,141	8,405	43,157
Office and telephone	4,791	88	6,182
Professional fees	27,199	-	27,656
Acquisition fees	90,000	-	90,000

Total Expenses	142,126	12,509	177,496

Net loss before taxes	(133,502)	(10,525)	(156,199)

Provision for income taxes (Note 5)	-	-	-

Net Loss	($133,502)	($10,525)	($156,199)

Net Loss Per Share (Basic and Diluted)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	29,480,738	20,000,000

                   F 3

                    (The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
	Preferred Stock		Common Stock				accumulated	Total
						Compre-	during	stockholders’
	Number of		Number of		Paid-up	hensive	the development	equity
	shares	Amount	shares	Amount	capital	income	stage	(deficit)

Balance at inception - December 13, 2002	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Stock issued for:
Cash	-	-	6,000,000	6,000	(5,838)	-	-	162
Equipment	-	-	8,000,000	8,000	8,551	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	6,000,000	6,000	6,965	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	20,000,000	20,000	9,678	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	20,000,000	20,000	9,678	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	18,350,000	18,350	(9,678)	-	(241,786)	(233,114)
Finders fee	-	-	500,000	500	89,500	-	-	90,000

	Stock issued for settlement of
Consulting fees	-	-	1,650,000	1,650	110,550	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	$ -	40,500,000	$40,500	$200,050	$2,948	($397,985)	($154,487)

                 (The accompanying notes are an integral part of these financial statements)

F4

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Cumulative
			amount from
			inception
			(December 13,
	For the year ended		2002
	April 30,		to April 30,
	2005	2004	2005)

Cash Flows From Operating Activities
Net Loss	($133,502)	($10,525)	($156,199)
Adjustments to reconcile net loss to cash
Depreciation	4,995	4,016	10,501
Acquisition fees	90,000	-	90,000
Changes in working capital items
Increase (decrease) in accounts payable	(93,495)	166	(92,477)
Increase (decrease) in accounts payable
- related	124,318	(151)	129,141
Increase in due to related parties	18,500	-	18,500
(Increase) decrease in accounts receivable	(1,560)	6,178	(1,560)
(Increase) decrease in accounts receivable
related	(1,957)	-	(1,957)
Decrease in prepaid expenses	748	-	748

Net Cash Provided By (Used in)
Operating Activities	8,047	(316)	(3,303)

Cash Flows to Investing Activities

Acquisition of property and equipment	(5,868)	(126)	(7,985)

Net Cash Used in Investing Activities	(5,868)	(126)	(7,985)

Cash Flows from Financing Activities

Cash received in recapitalization	1,353	-	1,353
Proceeds from issuance of common stock	-	-	13,127

Net Cash Used In Financing Activities	1,353	-	14,480

Increase (Decrease) in Cash in the Period	3,532	(442)	3,192

Comprehensive gain (loss) on translation	(225)	(165)	352

Cash - Beginning of Period	237	844	-

Cash - End of Period	$3,544	$237	$3,544

Non-Cash Financing Activities
Common shares issued for equipment	$ -	$ -	$16,551

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	($234,467)	$ -	($234,467)

Issuance of common stock for consulting	$112,200	$ -	$112,200

        (The accompanying notes are an integral part of these financial statements)

F5

Infotec Business Systems, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.

Development Stage Company

Infotec Business Systems, Inc. a Nevada corporation, incorporated October 1, 2001 and its wholly owned subsidiaries  Galaxy Networks Inc., a British Columbia corporation incorporated December 13, 2002, Infotec Business Strategies, Inc., a British Columbia corporation incorporated August 30, 2001 and Eventec Inc., a Nevada corporation incorporated April 25, 2003, (herein collectively referred to as “Infotec” or as the “Company”) is a development stage company engaged in the business of commercializing digital media encoder technology through the development of strategic alliances with major video producers.

The Company is engaged in the development of third generation Internet Services.  The development is currently focused on Streaming Video.

2.

Reorganization

As of November 11, 2004, the Company entered into an agreement which provided for the reorganization of Galaxy Networks Inc., with and into Infotec Business Systems, Inc., becoming a wholly owned subsidiary of Infotec Business Systems, Inc.  The agreement is for the exchange of 100% of the outstanding Common Stock (Class A Common Stock) of Galaxy Networks Inc., for 20,000,000 shares of Infotec Business Systems, Inc.’s $0.001 par value Common Stock.

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction.  The exchange was accounted for as a reverse acquisition.  Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company.  The historical financial statements prior to the agreement will be those of Galaxy Networks Inc. and the name of the consolidated company going forward is Infotec Business Systems, Inc.

Concurrent with the reorganization the Company issued 500,000 shares of Common Stock for services valued at $90,000.

3.

Going Concern

In a development stage company, management devotes most of its activities to establishing a new business primarily, the development of a detailed business plan, marketing strategy and the raising of funds required to develop and operate the business successfully.  Planned principal activities have not yet produced material revenues and the Company has suffered recurring operating losses as is normal in development stage companies.  These factors raise doubt about the Company’s ability to continue as a going concern.  The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for its products.

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing.  See Note 2 regarding the Company’s reorganization.

4.

Summary of Significant Accounting Policies

(a)

Principals of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since the Company’s inception on December 13, 2002.  All significant intercompany accounts and transactions have been eliminated.

F6

Infotec Business Systems, Inc. and Subsidiaries

      (A Development Stage Company)

     Notes to Consolidated Financial Statements

4.

Summary of Significant Accounting Policies (continued)

(b)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and has only recently commenced its planned principal operations.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

(c)

Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at April 30, 2005 and 2004 respectively.

(d)

Property and Equipment

Computer equipment, office equipment and demonstration equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for computer equipment and office equipment are five years and for demonstration equipment, three years.

(e)

Impairment of Long Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in 2005 and 2004.

(f)

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

F7

Infotec Business Systems, Inc. and Subsidiaries

      (A Development Stage Company)

     Notes to Consolidated Financial Statements

4.

Summary of Significant Accounting Policies (continued)

(g)

Foreign Currency Transactions/Balances

The operations of the Company are located in British Columbia, Canada and its functional currency is the Canadian dollar.  These financial statements where applicable have been translated using the current method whereby monetary assets and liabilities are translated at the year end exchange rate, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period.

(h)

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable.  The estimated fair value of these financial instruments approximate their carrying values, unless otherwise noted.

(i)

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

(j) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

(k) Income Taxes

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

(l) Recent Pronouncements

All recent accounting pronouncements have been applied as appropriate.  The Company has taken into account all other recent pronouncements and has determined that they have no effect on the Company's consolidated financial statements.

F8

Infotec Business Systems, Inc. and Subsidiaries

              (A Development Stage Company)

             Notes to Consolidated Financial Statements

5.

Income Taxes

  The components of the deferred tax assets are as follows at April 30:

                                            2005

                                    2004

Deferred tax assets:

Net non-operating loss carry-forward        $

41,000

            $

  30,000

Net operating loss carry-forward

248,000

131,000

Valuation allowance                                        (289,000)              (161,000)

Net deferred tax assets

                                      $

                                       -

                             $

                                          -

The Company had available approximately $730,000 of unused net operating loss carry-forwards at April 30, 2005 that may be applied against future United States taxable income. These net operating loss carry-forwards expire for Federal purposes through 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

The Company had available approximately $118,000 unused non-capital loss carry-forwards at April 30, 2005, that may be applied against future Canadian taxable income. These non-capital loss carry- forwards expire through 2015. There is no assurance that the Company will realize the benefit of the net-capital loss carry-forwards.

Change in ownership provisions may limit the benefits from net operating losses and non-capital losses carried for both United States and Canadian tax purposes.  The impact of any limitations that may be imposed have not been determined.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At April 2005 and 2004, valuation allowances for the full amount of the net deferred tax assets were established due to the  uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between statutory tax rate and the effective income tax rate is as follows:

      2005                           2004

Statutory Canadian tax (benefit) rate

  (37.3)%

  (37.3)%

Effective tax rate

                                 (34.5)%

                   (36.5)%

United States (benefit) rate

                       (34.0)%

                                  (34.0)%

Valuation allowance

  68.5%

                     70.5%

Effective income tax rate

    0.0%

    0.0%

6.

Property and Equipment

Property and equipment comprise:

                    April 30,

2005

2004

Computer equipment and software                     $25,387

       $

 16,551

Demonstration equipment

2,341

2,117

Office equipment

    650

     -

28,378

18,668

Less accumulated depreciation

  11,747       5,506

                                                                                       $16,631   $13,162

F9

Infotec Business Systems, Inc. and Subsidiaries

      (A Development Stage Company)

     Notes to Consolidated Financial Statements

7. Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at April 30, 2005 and 2004 was $18,500 and $0, respectively.

8. Commitments and Contingencies

Pursuant to a purchase agreement dated October 3, 2001, the Company is committed to paying a royalty of 2% on the net sales revenue, quarterly, for any product or service that uses all or any portion of the software until the amount paid totals $250,000, after which the royalty drops to 1%. The software development costs were acquired from Danby Technologies Corporation.  During the years ended April 30, 2005 and 2004 no royalties were paid or payable by virtue of this commitment.

Pursuant to a licensing agreement dated July 8, 2003, the Company has committed to pay monthly, a royalty of 10% of the net sales revenue, from any Commguard branded product or service and an additional license fee of $0.25 per month for each digital certificate issued and in force, until the amount paid totals $75,000,000, after which the royalty drops to 7.5%.  During the years ended April 30, 2005 and 2004 no royalties were paid or payable by virtue of this commitment.

9. Related Party Transactions

During the years ended April 30, 2005 and 2004, the Company entered into transactions (recorded at exchange values) with related parties as follows:

(a)

Consulting fees include $8,149 and $5,482 paid or payable to the Secretary of the Company at April 30, 2005 and 2004, respectively and $3,492 and $nil paid or payable to the President of the Company at April 30, 2005 and 2004, respectively.

(b)

Cost of goods sold and demonstration equipment purchases include $0 and $126 paid or payable to a company controlled by a stockholder of the Company for the years ended April 30, 2005 and 2004, respectively.

(c)

Revenues include $1,676 and $0 received or receivable from companies with directors in common for the years ended April 30, 2005 and 2004 respectively.

(d)

Accounts payable at April 30, 2005 and 2004, include the amount of $115,625 and $0 respectively, due to a shareholder and former officer of the Company and to companies related to a stockholder and former officer of the Company.

10.

Capital Stock

Common Stock holders are entitled to one vote for each share held with no cumulative voting.  Holders of Preferred Stock may by their designation, be permitted to vote on matters put before shareholders.

On December 13, 2002, the Company acquired computer server equipment valued at $16,551 from a founder of the Company in exchange for 8,000,000 shares of the Company’s $0.001 par value Common Stock and issued 6,000,000 shares of the Company’s $0.001 par value Common Stock for cash of $162.

On December 14, 2002, the Company issued 6,000,000 shares of the Company’s $0.001 par value Common Stock for cash of $12,965.

On November 11, 2004 the Company acquired Galaxy Networks Inc., a British Columbia Canada corporation for the issuance of 20,000,000 shares of the Company’s par value $0.001 Common Stock.  In conjunction with the acquisition, the Company issued 500,000 shares of $0.001 par value Common Stock for services valued at $90,000.

In November, 2004, the Company issued 1,650,000 shares of $0.001 par value Common Stock in settlement of services valued at $112,200.

F10

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

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

         ITEM 8B. OTHER INFORMATION.

          None.

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

Director

           Name

                        Age

 Position                                                                                 Since

        Carol Shaw

         41

Chief Executive Officer,

2004

President and Director

       Barry Foreman

         26

Secretary, Treasurer and Director

2004

      Carol Shaw, has served as a director and as our President, Chief Executive Officer from November 11, 2004.  Ms. Shaw was a cofounder of Galaxy Networks Inc.  Ms. Shaw has an extensive and successful financial management history, with a background on Tax and small business accounting.  Ms. Shaw has managed the financial operations of a real estate company, a local long distance carrier and several technology companies.  Ms. Shaw has extensive training in marketing and has produced marketing material including comprehensive training manuals, brochures, and advertising materials.  Ms. Shaw has also designed and implemented a long distance billing and accounting software package, allowing automated invoicing, statement and account management and has been involved in the coordination of network deployment, and system resource management for several Internet companies including Galaxy Networks Inc.

      Barry Foreman has served as a director and as our Secretary and Treasurer since November 11, 2004. Mr. Foreman has been involved as a private investor for several years in various private/public entities. His is currently the Chief Financial Officer of Vstreetvenue, a public relations firm and maintains an advisory role in asset management for Europus Capital Inc.

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

Board of Directors Independence.  Our board of directors consists of two members.  One of our directors is considered "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization.  We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert.  We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B.  In general, an "audit committee financial expert", is an individual member of an audit committee who (a) understands generally accepted accounting principals and financial statements, (b) is able to assess the general application of such principals in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity of the company’s financial Statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from December 13, 2002 (inception) through April 30, 2005 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2005; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2005:

Other

Securities

Annual

Underlying

All

Name and

Fiscal

Compen-

Options/

LTIP

Other

Principal Position

Year

Salary

Bonus

sation

SARs (#)

Payouts

Compensation

Carol Shaw

2005

$3,492

-

-

-

-

-

   President, CEO

2004

-

-

-

-

-

-

2003

-

-

-

-

-

-

Option/SARGrants

We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2005.  We have also not granted any stock options to executive officers since April 30, 2005.

Compensation of Directors

There are no standard arrangements pursuant to which directors are compensated for any services provided as director.  No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of June 30, 2005 by:

 (i)

each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)

each of our directors; and

(iii)

all executive officers and directors as a group.

As at June 30, 2005, there were 40,500,000 shares of our common stock issued and outstanding.

Name and Address of

Amount and Nature of

Percent

Beneficial Owner (1)

Beneficial Owner  (2)

 of Class

Carol Shaw (3)

15,750,000

38.9%

Barry Foreman

3,000,000

7.4%

Edward Clunn (4)

15,750,000

 38.9%

All Executive Officers

and Directors as a group

 (2 persons)

18,750,000

46.3%

_____________________

(1)

Unless otherwise indicated the address of each of the listed beneficial owners identified is  #350 - 1152 Mainland Street, Vancouver,  BC  V6B 2X4.

(2)

Under securities law, a person is considered a "beneficial owner" of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security.  A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.

(3)

Includes 12,750,000 common shares held in the name of Edward Clunn.  Carol Shaw is the spouse of Edward Clunn.  Each disclaims beneficial ownership of the shares beneficially owned by the other.

(4)

Includes 3,000,000 common shares held in the name of Carol Shaw.  Edward Clunn is the spouse of Carol Shaw.  Each disclaims beneficial ownership of the shares beneficially owned by the other.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans nor are there any securities authorized for issuance under an equity compensation plan or program.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as set forth below, in the last two fiscal years ended April 30, 2005, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we are or will be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any security holder who is known by us to own of record or beneficially more than five percent of our common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the period from May 1, 2003, through April 30, 2005:

Effective May 2003, the company approved a fee of $5,000 per month to Danby Financial Management Corp., a company controlled by our President at that time, for services rendered by Mr. Danvers.

In May 2003 we entered into a licensing agreement with CTEC Security Solutions Inc., a company with a director in common, to enable us to incorporate public key infrastructure security into our online systems.  In September 2003, the license agreement was amended to expand our selling territory.

On November 11, 2004, Infotec Business Systems, Inc. and Galaxy Networks Inc., a British Columbia corporation, and the stockholders of Galaxy entered into a Stock Purchase Agreement whereby we agreed to acquire 100 common shares of Galaxy representing 100% of the issued shares of Galaxy, in exchange for the issuance of 20,000,000 shares of our restricted common stock.

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

ITEM 13. EXHIBITS.

A. Exhibits

Number

Description of exhibit

3.1

    Articles of Incorporation (1)

3.1a

     Form of Certificate Change (2)

3.2

     Bylaws (1)

10.1

    Stock Purchase Agreement between Infotec Business Systems, Inc.

          and Galaxy Networks Inc., of November 11, 2004 (3)

21

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

(3)

Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 26, 2005 as Item 10.1.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended April 2005 and 2004, the Company incurred the following fees for professional services rendered by the principal accountant:

2005

2004

Fees for audit services

$27,080

$   -

Fees for audit related services

-

-

Tax fees

-

-

All other fees

-

 -

The board of directors pre-approves all audit and non-audit services to be performed by the company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infotec Business Systems, Inc.

(Registrant)

By:

 /s/ Carol Shaw____

Carol Shaw

President, Chief Executive Officer, Director

Date:

July 27, 2005

21

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ Carol Shaw___

President, Director, CEO,

July 27, 2005

Carol Shaw

Principal Executive, Officer

and Accounting Officer

 /s/ Barry Foreman

Secretary, Treasurer, Director

July 27, 2005

Barry Foreman

Principal Finance and Accounting Officer

22