Form 10QSB
period 2005-07-31
INFOTEC BUSINESS SYSTEMS INC
filed 2005-09-15
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA

                                      98-0358149

(State or other jurisdiction of

   (I.R.S. Employer Identification No.)

 incorporation or organization)

150 - 1152 Mainland Street, Vancouver BC

V6B 4X2

(Address of principal executive offices)

(Zip Code)

Issuer’s Telephone Number  (604) 484-4966

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]  NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  40,500,000 as of September 9, 2005.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the quarter ended July 31, 2005

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

Page

PART I

Financial Information

Item 1.

Financial Statements (unaudited):

Consolidated:

Balance Sheets as of July 31, 2005
and April 30, 2005 …………………………………………………………..3

Statements of Operations for the three month periods
ended July 31, 2005 and July 31, 2004 and cumulative amounts from inception (December 13, 2002) through July 31, 2005 4

Statements of Cash Flows for the three month periods
ended July 31, 2005 and July 31, 2004 and cumulative amounts from inception (December 13, 2002) through July 31, 2005...................5

Notes to Financial Statements………………………………………………6

Item 2. Management’s Discussion and Analysis or Plan of
Operation …………………………………………………………………….10

Item 3. Controls and Procedures…………………………………………………...17

PART II Other Information

Item 1. Legal Proceedings ………………………………………………………...18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………18

Item 3. Defaults Upon Senior Securities…………………………………………..18

Item 4. Submission of Matters to a Vote of Security Holders ………………...18

Item 5. Other Information……………………………………………………………18

Item 6. Exhibits …………………………………………………………………….18

SIGNATURES……………………………………………………………….18

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)
	July 31,	April 30,
	2005	2005

Assets
Current Assets
Cash	$2,793	$3,544
Accounts receivable	8,726	1,731
Accounts receivable - related (Note 6(b))	1,285	1,957
Prepaid expenses and deposits	1,634	1,589

Total Current Assets	14,438	8,821

Property and Equipment,
net of accumulated depreciation	23,744	16,631

Total Assets	$38,182	$25,452

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$40,464	$32,298
Accounts payable - related (Note 6(c))	141,879	129,141
Loan payable (Note 4)	23,500	-
Due to related party (Note 5)	18,500	18,500

Total Current Liabilities	224,343	179,939

Contingencies and Commitments	-	-

Stockholders’ Deficit
Preferred stock, voting; $0.001 par value; 150,000,000 shares authorized;
no shares issued and outstanding at July 31, 2005 and April 30,
2005, respectively	-	-
Common stock, voting; $0.001 par value; 300,000,000 shares authorized;
40,500,000 shares issued and outstanding at July 31, 2005
and April 30, 2005, respectively	40,500	40,500
Additional paid in capital	200,050	200,050
Accumulated other comprehensive income	2,156	2,948
Deficit accumulated during the development stage	(428,867)	(397,985)

Total Stockholders’ Deficit	(186,161)	(154,487)

Total Liabilities and Stockholders’ Deficit	$38,182	$25,452

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the three months ended		2002)
	July,	31	through
	2005	2004	July 31, 2005

Revenues	$10,284	$ -	$41,229

Revenues from related parties (Note 6(b))	1,112	-	2,788
	11,396	-	44,017

Cost of goods sold	(3,643)	-	(14,967)

Gross Profit	7,753	-	29,050

Expenses
Depreciation	1,943	1,149	12,444
Consulting (Note 6(a))	21,489	-	64,646
Office and telephone	1,657	23	7,840
Professional fees	13,546	-	41,202
Acquisition fees	-	-	90,000

Total Expenses	38,635	1,172	216,132

Net loss before taxes	(30,882)	(1,172)	(187,082)

Provision for income taxes	-	-	-

Net Loss	($30,882)	($1,172)	($187,082)

Net Loss Per Share (Basic and Diluted)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	40,500,000	20,000,000

The accompanying notes are an integral part of these financial statements

	4

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)			Cumulative
			amounts from
			inception
			(December 13,
	For the three month period ended		2002)
	July 31,		through
	2005	2004	July 31, 2005

Cash Flows From Operating Activities
Net Loss	($30,882)	($1,172)	($187,082)
Adjustments to reconcile net loss to cash
Depreciation	1,943	1,149	12,444
Acquisition fees	-	-	90,000
Changes in working capital items
Increase (decrease) in accounts payable	8,166	33	(84,311)
Increase in accounts payable - related	12,738	8	141,879
Increase in loans payable	23,500	-	23,500
Increase in due to related parties	-	-	18,500
Increase in accounts receivable	(6,995)	-	(8,554)
(Increase) decrease in accounts receivable
related	672	-	(1,285)
(Increase) decrease in prepaid expenses	(45)	-	703

Net Cash Provided By
Operating Activities	9,097	18	5,794

Cash Flows to Investing Activities
Acquisition of property and equipment	(7,932)	-	(15,917)

Net Cash Used in Investing Activities	(7,932)	-	(15,917)

Cash Flows from Financing Activities
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	13,127

Net Cash Provided by Financing Activities	-	-	14,480

Increase in Cash in the Period	1,165	18	4,357

Comprehensive gain (loss) on translation	(1,916)	(43)	(1,564)

Cash - Beginning of Period	3,544	237	-

Cash - End of Period	$2,793	$212	$2,793

Non-Cash Financing Activities
Common stock issued for equipment	$ -	$ -	$16,551

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$ -	$ -	($234,467)

Issuance of common stock for consulting	$ -	$ -	$112,200

The accompanying notes are an integral part of these financial statements

	5

   Infotec Business Systems, Inc. and Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Unaudited

1.

Interim Financial Information

The consolidated financial statements of Infotec Business Systems, Inc. (the Company) and its wholly owned subsidiaries, Galaxy Networks Inc., Infotec Business Strategies, Inc. and Eventec Inc. as of July 31, 2005 and for the three month periods ended July 31, 2005 and 2004 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three month periods ended July 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2005 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-KSB for the year ended April 30, 2005 filed on July 29, 2005.

2.

Going Concern

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (December 13, 2002), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

The following summarizes the significant accounting policies and practices reflected in the accompanying financial statements;

(a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and only recently commenced its planned principal operations.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Infotec Business Systems, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Unaudited

3.

Summary of Significant Accounting Policies (continued)

(b)

Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at July 31, 2005 and April 30, 2005 respectively.

(c)

Property and Equipment

Computer equipment, office equipment and demonstration equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives for computer equipment and office equipment are five years and for demonstration equipment, three years.

(d)

Impairment of Long Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. No impairment losses were recorded in the three month periods ended July 31, 2005 and 2004.

(e)

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

Infotec Business Systems, Inc. and Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Unaudited

3.

Summary of Significant Accounting Policies (continued)

(f)

Foreign Currency Transactions/Balances

The operations of the Company are located in British Columbia, Canada and its functional currency is the Canadian dollar.  These financial statements,  where applicable,  have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period.

(g)

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts and other amounts payable.  The estimated fair value of these financial instruments approximate their carrying values, unless otherwise noted.

(h)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(i) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

(j) Income Taxes

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

Infotec Business Systems, Inc. and Subsidiaries

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Unaudited

4. Loan Payable

Advances made by a shareholder of the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at July 31, 2005 and April 30, 2005 was $23,500 and $0, respectively.

5. Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at July 31, 2005 and April 30, 2005 was $18,500 and $0, respectively.

6. Related Party Transactions

(a)

Consulting fees include $8,461 and $0 paid or payable to shareholder of the Company in respect of the three month periods ended July 31, 2005 and 2004, respectively and $3,626 and $0 paid or payable to the President of the Company  in respect of the three month periods ended July 31, 2005 and 2004, respectively.

(b)

Revenues include $1,112 and $0 received or receivable from companies with a director in common for the three month periods ended July 31, 2005 and 2004 respectively.

(c)

Accounts payable - related includes the amount of $115,738 and $115,625 at July 31, 2005 and April 30, 2005, respectively, due to a shareholder and former officer of the Company and to companies related to a stockholder and former officer of the Company.

7.

Reorganization

As of November 11, 2004, the Company made and entered into an agreement which provides for the reorganization of Galaxy Networks Inc., a British Columbia company, with and into Infotec Business Systems, Inc., a Nevada company, resulting in Galaxy Networks Inc. becoming a wholly-owned subsidiary of Infotec Business Systems, Inc. (Infotec). The agreement was for the exchange of 100% of the outstanding common stock of Galaxy Networks Inc., for shares 20,000,000 shares of Infotec’s  common stock.

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition.  Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc.  These financial statements include the financial position of Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Eventec Inc., at July 31, 2005, and their results of operations from November 11, 2004 to July 31, 2005.

Concurrent with the reorganization the Company issued 500,000 shares of Infotec Business Systems, Inc. common stock for services for value of $90,000.

ITEM 2.

 Management’s Discussion and Analysis or Plan of Operation

Statements contained in this Plan of Operation of this quarterly report on Form 10-QSB and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, its performance (financial or operating) or its achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.  You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or our financial condition or state other forward-looking statements.  The factors listed under the caption "Additional Risk Factors" below, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

         The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-KSB filed with the Securities and Exchange Commission on July 29, 2005.

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

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 3 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue recognition in Financial Statements”.  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Recent Developments

On November 11, 2004, we entered into a Stock Purchase Agreement with Galaxy Networks Inc. (“Galaxy”), a British Columbia corporation and its stockholders whereby we agreed to acquire 100% of the issued and outstanding share capital of Galaxy, in exchange for the issuance of 20,000,000 shares of our common stock.

Since completion of the acquisition on November 11, 2004, Galaxy stockholders have management and stockholder control over the Company by virtue of their holdings of our common stock.  The acquisition has been treated as a reverse acquisition for accounting purposes.

Overview

We are an emerging development company.  We conduct our principal business operations through our wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that provide end-to-end solutions for streaming or broadcasting digital media over the Internet.

Galaxy’s products and services incorporate 3rd Generation streaming video technology and proprietary software to provide video streaming capabilities that allow a TV quality signal to be sent over the Internet or stored locally.  Using a mix of the latest leading vendor software and proprietary coding, the Galaxy Encoder allows for push streaming of real time broadcasts and does not require a stream be uploaded to a server and then pulled, or accessed, by viewers.  The Galaxy Encoder  provides the facilities our customers require for capture, edit and content delivery of digital media.  The Galaxy Encoder has been developed as a series of products which are differentiated by encoding rates.

The Galaxy Media Server system allows both content distribution via the Internet and the application of digital rights management technologies for securing such content.  The Galaxy Media Server incorporates a storage, management, and distribution system and proprietary software to control the hardware platform with Galaxy’s encoder software.  Together the system can manage large volumes of entertainment programming and has content archive, search, access, serve and track capability.  Software selects and assembles various pieces of stored content as separate digital files into a single continuous seamless programming block for playback or broadcast.  Galaxy’s software and management systems have been designed with ease of use in mind, allowing anyone with a broadband connection to broadcast their message to thousands of viewers worldwide.  The Encoder was designed and developed to replace an entire room of traditional equipment that would otherwise be needed to drive a broadcasting operation.

Galaxy has developed technology that makes streaming of digital video easy, fast and cost effective and includes tracking software that lets customers know who views their video communications, the length of time they view it and, in the case of archived video, how many times they view it.  This information is available for utilization by specific billing and action tracking applications.

We are currently marketing and selling our software, systems and solutions as a network solution for media services which we refer to as the “Galaxy Broadcast Network”.  We are currently providing our network services to a small number of customers including the following web sites which broadcast digital content to their customers and viewers and provide examples streaming media broadcasts using our systems and technology:

-

www.streetcast.tv;

-

www.bitrontoday.com;

-

www.coachesplanner.ca;

-

www.hotsports.com; and

-

www.kidzworld.com.

The Galaxy Broadcast Network.

Galaxy provides its services principally as a hosted and managed streaming video delivery system to enable customers to stream content to their specific audiences.  Galaxy provides full service capabilities enabling it to receive client produced video and to encode it for webcasting visual media including, events, situations of interest, meetings, news, entertainment, shows or video for any other purpose.

The Galaxy Media Services Platform is the foundation of the Galaxy Broadcast Network and represents the solution for the next generation of asset management operations.  The Platform is principally composed of computer servers, storage devices and network routing and transmission equipment.  The delivery of streaming video through Galaxy’s network has been optimized to provide a smoother, clearer and more enjoyable viewing experience, even when viewed in full screen mode.  Galaxy currently co-locates its Media Services Platform at a secure Point-of-Presence (“POP”) location in Vancouver, Canada from which they have direct access to the local Internet backbone.  Our plan is to develop additional POPs as outlined below to expand the Galaxy Broadcast Network’s infrastructure.

Galaxy Broadcast Network customers can incorporate the following as part of their service contract, as need:

-

Media Hosting - host customer media files while providing the customer with full management capabilities and control over their content.

-

Galaxy Broadcast Encoder - companies anticipating a significant amount of in- house content filming and streaming may choose to additionally license a fully configured Galaxy Encoder for use in conjunction with Galaxy’s streaming video servers. Galaxy provides the Broadcast Encoder to its customers as a stand alone, fully functioning computer server.

-

Encoder client software - fully packaged client software which can be loaded on a users laptop or other computer to enable them to film their content using a simple web camera while encoding and providing to the Galaxy Media Server system for broadcast over the Internet.

Galaxy provides a full, scalable solution with full outsourcing capabilities.  Galaxy provides its services to broadcast networks, content providers, advertisers and customers with large volumes of digital media to stream and resellers.  Galaxy’s technology and platform can be delivered under license via resellers to smaller businesses and individual users of media streaming services.

Markets and Competition

Markets for the Galaxy Broadcast Network and our related products and services are those business and other organizations in a variety of industries who have digital media which they desire other parties to view.

We have identified more specifically the following markets due to their growth characteristics and our experience with customers in these markets:

- content providers;

- Internet Broadcast Networks (Internet TV);

- live media and archival feed services;

- advertising and marketing; and

- resellers and agents.

Our business opportunity is driven by the expected growth in the volume of media broadcasting over the Internet.  Media broadcasting platforms and services have proven to be difficult to manage and deploy and the results for companies are often less than planned.  Media streaming and other media broadcasting is seeing significant growth, driven by among other things, the growth of Internet Broadcasting or Internet TV and the use of streaming media in advertising.  Our business opportunity is also being driven by our existing customers who’s use of our services and platform is growing and by the need for us to be able to provide efficient services to prospective customers.  Our existing facility in Vancouver and its Internet access will not be sufficient for our growth plans and we will need to add capacity shortly in order to be able to service our new and existing customers efficiently, without potential disruption.

We believe we are well positioned to support the growth in media broadcasting and viewing and provide a foundation for the growth of Streaming Internet Broadcasting.  We believe we have a proven system and technology that provides an easy to use, next generation platform solution for worldwide, almost unlimited ability to deliver streaming media and other encoded broadcasts over the Internet or other wired or wireless networks.

Although there is some variance in our model, we have chosen to market to potential customers who are able to pay minimum monthly fees in the order of $4,000 and who have limited service and support requirements.  Resellers and other permitted customers will be able to resell our platform services to smaller customers who they will service, support and bill.

The market for streaming media services and for related services is broad and encompasses many different types of companies, organizations and technologies.  We will compete with numerous providers of streaming media technology and services, many of which have far greater financial and other resources than we do.  Many of these companies have established histories and relationships in providing such systems and services that enable them to attract staff and customers.   Many of the firms within this industry are large and have significantly more resources for sales, marketing and research and development than we do.

We plan to compete within this industry by focusing on providing high value services within the framework of the Galaxy Broadcast Network, by continuing to develop our technology to maintain a technical advantage and by exploiting the market opportunities as outlined above for volume business users.  We believe it is an important competitive edge to have a fully enabled network in place and to market our system to early adopters, giving us an opportunity to gain an early lead and volume in the market and to further solidify our competitive positioning.  We also plan to compete by providing our customers with fully capable, easy to use systems for delivery and to assisting our customers to grow their streaming needs..  We also plan to compete through adoption and adoption of technology trends, we are better suited for due to our size.

We believe that in the markets we serve, we have products and services which are competitively positioned in relationship to our competitors including: competitive technology and products and services; web based management applications and systems; custom development; and support and service.

Operation Development and Plan

Our current plan is to capitalize on the market opportunity we believe is developing and to develop early market entry advantages with growing customers.  Our plan is to move from the current development phase commercialization of our systems and services for a limited customer base, to full commercialization, including a controlled roll out of additional POP facilities, the hiring of staff to manage and maintain our facilities and our customer relations activities, and to enhance our marketing capabilities.

With funding, we expect to undertake the following in connection with our plan:

1. Build-out POP sites.

2. Hire staff for office administration and customer service and support.

3. Upgrade our web sites, marketing and support materials.

4. Market our products and services.

Once we have established the first three POP sites for the Galaxy Network, we will evaluate further locations based on proximity to customers and bandwidth costs.  We believe that additional co-location facilities in Asia, the Mideast and potentially in South America could be established and staffed as needed.

We have budgeted over the next twelve month period the amount of $1,000,000 in respect of our plan of which we expect $650,000 to be expended during the first six month period.  We have prepared our budget based on our assessment of the costs necessary to undertake our plan, without the inclusion of net revenues from operations.  As revenues develop, we expect to use the additional funds generated for working capital, and to further fund growth of our operations.

Funding Budget:

POP site establishments

$   276,000

Technical staff  (Network and Support)

     147,000

Marketing

     155,000

Office and administration

     114,500

Audit and regulatory

       87,500

Payment of amounts payable

      90,000

Working capital

     130,000

$1,000,000

Our budget and plan is based on our current assessment of costs and application to our plan.  The ultimate amounts expended under this plan will be determined based on customer acceptance and the rate of adoption of the Galaxy Broadcast Network platform. Management reserves the right to reallocate as necessary, any amounts in any budget set out above, as circumstances warrant.

Marketing

In support of our plan, we have budgeted $155,000 for the development of marketing materials, including: (i) the updating of our web sites at www.yourgalaxy.com and www.infotecbusinesssystems.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services.  We do not expect to engage sales personnel for our marketing efforts initially, but will rely on relationships and advertising through our customers under the slogan “Powered by Galaxy”.  Given adequate funding, we expect to be able to engage marketing consultants and sales agents as required.

While our management and technical team have significant business and technical experience, we, as a company, however, have a limited track record in the streaming media and hosting industry and can accordingly provide no assurance that we will be able to successfully compete within this industry.  We currently lack the financial resources to broaden our marketing efforts and fulfill our plan.  A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

      Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base.  Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades and support for new business opportunities which lever our existing technology and capabilities in the field of digital encoding, streaming and management.

As part of our plan, and to support expected growth in our hosting and streaming media services, subject to adequate funding, we expect to expand our network systems with the establishment of additional co-location facilities.  We also expect to increase our service and network staff to assist us with customer service and system maintenance.  We have set out our assessment of the costs for such development below under the subheadings “Property and Plant” and “Employment”.  Our existing infrastructure is adequate to meet our customers current needs our growth is dependent on increasing our delivery capabilities.  We do not currently have the ability to fund the establishment of additional co-location facilities or hire additional staff at this time.

Property or Plant

We expect to incur up to approximately $380,000 in relation to the purchase of equipment, software, and the establishment and running of three server co-location facilities or “POPs” over the next twelve month period.  We have budgeted initially the amount of $120,000 for the development of a co-location facility for the Galaxy Media Server in California.  Additional sites are planned within our budget for Europe and in Virginia, U.S.A.  Additional POP sites are required by the Galaxy Broadcast Network to provide regional proximity to customers and for load balancing and to provide redundancy in the event one POP site is disabled or is off-line.  We will evaluate the success of the Los Angeles POP site before proceeding with the establishment of additional sites.  During the execution of this plan and the growth of the Galaxy Broadcast Network, we will evaluate additional POP sites based on customer proximity and bandwidth costs.  We do not currently have sufficient funds available to fund establishment of such co-location facilities, although we are currently in negotiation to formalize the co-location facility lease and the acquisition for the California site.

Employment

In addition to our president, we currently engage two part-time contractors for network administration and technical development.   With additional funding, our plan is to increase our staff levels over the next twelve month period to include 3 full time staff members and one part time development engineer.  We plan to engage one full time network administrator and two customer service and sales support personnel.  Service and support personnel are responsible for developing and maintaining our customer support systems and handling customer service calls and enquiries, training of our customers technical staff and providing our sales and customer relations support.  We have budgeted the amount of $147,000 over the next twelve month period for such staff.  We also plan to hire one full time office and administration support person at a budget of $60,000 for the twelve month period. As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged to perform required services.  We do not currently have funds or funding available in order to engage staff as set out above.

Results of Operations

Our July 31, 2005 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to July 31, 2005 and incorporate the accounts and operations for Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Eventec Inc. from November 11, 2004 through July 31, 2005.  Comparative figures for the three month period ended July 31, 2004 include only the accounts and operations of Galaxy.

For the period from incorporation, December 13, 2002 through July 31, 2005, we incurred a deficit of $428,867.  Operating expenditures during the period totaled $126,131 composed principally of consulting fees of $64,646, professional fees of $41,202, and depreciation charges of $12,444.  Consulting fees include the cost of part time contractors engaged in administration, product development and network administration.  Cumulative net revenues less cost of goods sold during the period totaled $29,050.  Our cumulative deficit also includes the amounts of $241,786 in respect of our reverse acquisition of Galaxy on November 11, 2004, and $90,000 in respect of fees associated with the Galaxy acquisition.

For the three month period ended July 31, 2005, we incurred a loss from operations of $30,882.  Revenues, net of costs of goods sold were $7,753 in the period.  Our principal areas of expenditure during the period were for professional fees of $13,546, consulting fees of $21,489 and depreciation charges of $1,943.  Costs incurred in the three month period to July 31, 2005 increased over the comparative period in 2004 due to the completion of earlier development program, the commencement of commercial activities and the reorganization of Galaxy and Infotec.

Liquidity and Capital Resources

As of July 31, 2005, we had an accumulated deficit of $428,867, a deficit in stockholders equity of $186,161 and cash on hand of $2,793.  Our working capital deficit at July 31, 2005 was $209,905.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

Our working capital is currently insufficient to sustain our current operations.  Our operations are currently dependent on our suppliers willingness and ability to continue to provide services without some assurance of payment.  As set out under the heading “Operation Development and Plan” above, our plan is to seek additional funding of up to $1,000,000 to fund our operations and our development plan.

While management believes that sales can be grown and that ultimately profitable operations can be attained in the future, there is no assurance that sales will be maintained or grown or that they will ultimately be of a level required to generate profitable operations or provide positive cash flow.  We are unable to predict at this time the exact amount of any additional working capital we may require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability.  To fund our operations and implementation of our business plan, we are seeking additional capital in the private and/or public equity markets or through the sale of debt securities, or through the issuance of debt instruments.  If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution.  If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock.  Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders.  As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

We currently market a range of products and services, however, we have limited revenues and only a limited operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2005, that there is substantial doubt about our ability to continue as a going concern.

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

Marketable Products - In order to sell our products and services, we must demonstrate to potential customers that we have systems and services that are functional, supported, cost effective and address their needs.  We have developed products and services which we have introduced and from which we are receiving sales revenues.  At present however, we have only limited history in offering and supporting these product offerings.  If products and services we offer do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn revenues.

Staff Availability - We currently engage two part-time technical consultants for development and for sales and product service and support.  We do not currently have employment agreements with any of the directors, officers, employees or contractors we depend on for the successful implementation of our plan.  Moreover, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

Competition - We face competition from a wide range of firms in the streaming media and hosting services industry.  These include large, well established and financially stronger companies.  We do not currently have resources to compete and may never have sufficient funds to be able to refine, and successfully market our offerings so that we may become a factor in the industry.  These competitive disadvantages represent another factor which may cause investors in our securities to lose the value of their investment.

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

ITEM 3.

 Controls and Procedures

         On July 31,  2005, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Infotec Business Systems, Inc.

(Registrant)

Date.......................................September 12, 2005............................................

By........................../s/ Carol Shaw.................................................................

(Carol Shaw, President, Director, CEO)

By........................../s/ Barry Foreman.................................................................

(Barry Foreman, Secretary, Director)