Form 10QSB
period 2005-10-31
INFOTEC BUSINESS SYSTEMS INC
filed 2005-12-20
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer࿖s Telephone Number (604) 484-4966

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer࿖s classes of common equity, as of the latest practicable date: 121,500,000 as of December 9, 2005.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the quarter ended October 31, 2005

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of October 31, 2005
	and April 30, 2005	3

	Statements of Operations for the six month periods
	ended October 31, 2005 and October 31, 2004	4

	Statements of Operations for the three month periods
	ended October 31, 2005 and October 31, 2004	5

	Statements of Cash Flows for the six month periods
	ended October 31, 2005 and October 31, 2004	6

	Statements of Stockholders࿖ Equity (Deficit)	7

	Notes to Financial Statements	8

Item 2.	Management࿖s Discussion and Analysis or Plan of
	Operation	16

Item 3.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

	SIGNATURES	24

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2005	2005

Assets
Current Assets
Cash	$80,050	$3,544
Accounts receivable	62,738	1,731
Accounts receivable - related parties	-	1,957
Prepaid expenses and deposits	37,019	1,589

Total Current Assets	179,807	8,821

Property and Equipment,
net of accumulated depreciation (Note 10)	161,860	16,631

Other assets, net of accumulated amortization (Note 4)	3,245	-

Goodwill (Notes 4 and 10)	662,812	-

Total Assets	$1,007,724	$25,452

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$34,679	$32,298
Accounts payable - related parties (Note 9(c))	174,096	129,141
Loans payable to stockholders (Note 5)	42,000	-
Due to related party (Note 6)	-	18,500

Total Current Liabilities	250,775	179,939

Contingencies and Commitments (Note 7)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at October 31, 2005 and
April 30, 2005, respectively	-	-
Common stock, voting; $0.001 par value; 750,000,000 shares authorized;
121,500,000 and 101,250,000 shares issued and outstanding at
October 31, 2005 and April 30, 2005, respectively (Note 8)	121,500	101,250
Additional paid in capital	1,284,050	139,300
Accumulated other comprehensive income	(14,770)	2,948
Deficit accumulated during the development stage	(633,831)	(397,985)

Total Stockholders’ Equity (Deficit)	756,949	(154,487)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,007,724	$25,452

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the six months ended		2002)
	October 31,		through
	2005	2004	October 31, 2005

Revenue	$71,280	$-	$102,225

Revenue from related parties (Note 9(b))	1,112	-	2,788
	72,392	-	105,013

Cost of goods sold	(14,212)	-	(25,536)

Gross Profit	58,180	-	79,477

Expenses
Depreciation	6,089	2,361	16,590
Consulting fees (Note 9(a))	78,492	-	121,649
Office, telephone and administration	18,995	47	25,177
Professional fees	18,939	-	46,595
Development costs	6,511	-	6,511
Impairment of goodwill (Notes 4 and 11)	165,000	-	165,000
Acquisition fees	-	-	90,000

Total Expenses	294,026	2,408	471,522

Net loss before taxes	(235,846)	(2,408)	(392,045)

Provision for income taxes	-	-	-

Net Loss	$(235,846)	$(2,408)	$(392,045)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	105,152,174	50,000,000

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	October 31,
	2005	2004

Revenue	$60,996	$-

Revenue from related parties (Note 9(b))	-	-
	60,996	-

Cost of goods sold	(10,568)	-

Gross Profit	50,428	-

Expenses
Depreciation	4,146	1,212
Consulting fees (Note 9(a))	57,003	-
Office, telephone and administration	17,339	24
Professional fees	5,393	-
Development costs	6,510	-
Impairment of goodwill (Notes 4 and 11)	165,000	-

Total Expenses	255,391	1,236

Net loss before taxes	(204,963)	(1,236)

Provision for income taxes	-	-

Net Loss	$(204,963)	$(1,236)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	109,054,348	50,000,000

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

							Deficit
	Preferred Stock		Common Stock				accumulated
							during	Total
						Compre-	the	stockholders’
	Number of		Number of		Paid-up	hensive	development	equity
	shares	Amount	shares	Amount	capital	income	stage	(deficit)

Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	15,000,000	15,000	(14,838)	-	-	162
Equipment	-	-	20,000,000	20,000	(3,449)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	15,000,000	15,000	(2,035)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	50,000,000	50,000	(20,322)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	50,000,000	50,000	(20,322)	577	(22,697)	7,558

Stock issued for:
Acquisition (Note 12)	-	-	45,875,000	45,875	(37,203)	-	(241,786)	(233,114)
Services (Note 12)	-	-	1,250,000	1,250	88,750	-	-	90,000

Stock issued for settlement of
Consulting fees (Note 12)	-	-	4,125,000	4,125	108,075	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	-133,502	-133,502

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	101,250,000	101,250	139,300	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	5,000,000	5,000	245,000	-	-	250,000
Business acquisition (Note 10)	-	-	12,500,000	12,500	737,500	-	-	750,000
Share purchase agreement (Note 11)	-	-	2,750,000	2,750	162,250	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(235,846)	(235,846)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(17,718)	-	(17,718)

Comprehensive (loss)	-	-	-	-	-	-	-	(253,564)

Balance - October 31, 2005	-	$-	121,500,000	$121,500	$1,284,050	$(14,770)	$(633,831)	$756,949

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2005	2004	October 31, 2005

Cash Flows From Operating Activities
Net Loss	$(235,846)	$(2,408)	$(392,045)
Adjustments to reconcile net loss to cash
Depreciation	6,089	2,361	16,590
Acquisition fees	-	-	90,000
Impairment of goodwill	165,000	-	165,000
Changes in working capital items
Increase (decrease) in accounts payable	2,381	-	-90,096
Increase in accounts payable - related parties	44,955	-	174,096
Increase in loans payable	23,500	-	42,000
Increase in due to related parties	-	-	-
Increase in accounts receivable	-61,007	-	-62,567
Decrease in accounts receivable
related parties	1,957	-	-
Increase in prepaid expenses	(35,430)	-	(34,682)

Net Cash Used In
Operating Activities	(88,401)	(47)	(91,704)

Cash Flows to Investing Activities
Acquisition of property and equipment	(77,688)		(85,673)
Acquisition of other assets	(3,282)	-	(3,282)

Net Cash Used in Investing Activities	(80,970)	-	(88,955)

Cash Flows from Financing Activities
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	250,000	-	263,127

Net Cash Provided by Financing Activities	250,000	-	264,480

Increase (Decrease) in Cash in the Period	80,629	(47)	83,821

Comprehensive gain (loss) on translation	(4,123)	10	(3,771)

Cash - Beginning of Period	3,544	237	0

Cash - End of Period	$80,050	$200	$80,050

Non-Cash Financing Activities
Common stock issued for equipment	$76,642	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$838,358	$-	$838,358
Issuance of common stock for consulting	$-	$-	$112,200

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1. Interim Financial Information

The consolidated financial statements of Infotec Business Systems, Inc. (the Com-pany) and its wholly owned subsidiaries, Galaxy Networks Inc., Infotec Business Strategies, Inc., Galaxy Networks Inc. (formerly, Eventec Inc.) and ebahn Television Network Inc. as of October 31, 2005 and for the six and three month periods ended October 31, 2005 and 2004 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of opera-tions for the six month periods ended October 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2005 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial state-ments prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-KSB for the year ended April 30, 2005 filed on July 29, 2005.

2. Going Concern

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. How-ever, the Company has been in the development stage since its inception (December 13, 2002), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is con-tingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to revise the Company࿖s funding requirements will allow the Company to continue its operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

3. Summary of Significant Accounting Policies

The following summarizes the significant accounting policies and practices reflected in the accompanying financial statements;

(a) Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and only recently commenced its planned principal operations. All losses accumulated since inception have been considered as part of the Company࿖s development stage activities.

Infotec Business Systems, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

3. Summary of Significant Accounting Policies (continued)

(b) Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated use-ful lives of the related assets using the straight-line method. The estimated useful lives for the components of property and equipment are as follows:

Office equipment - computers	3 years
Office equipment - other	5 years
Demonstration equipment	3 years
Server systems	5 years
Software	2 years
Studio equipment	5 years
Leasehold Improvements	Over the term of the lease

(c) Goodwill and Other Intangible Assets

Goodwill and other Intangible Assets are accounted for in accordance with the Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost and where appropriate, amortized over the estimated lives of the related intangible assets using the straight line method. The estimated life of IP addresses has been determined to be three years from the date of the Company࿖s acquisition. Goodwill is recorded at cost. Management reviews the carrying cost of goodwill during the Company࿖s fiscal year, at such times as changes in the underlying assumptions as to the future value of goodwill arise.

(d) Impairment of Long Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recov-erable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. The Company recorded an impairment of goodwill in the amount of $165,000 in respect of the acquisition of ebahn Television Network Corp. in the six month and three month periods ended October 31, 2005 (see Note 11).

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

3. Summary of Significant Accounting Policies (continued)

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending October 31, 2005 and 2004.

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial state-ments, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the year end exchange rate, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period.

(g) Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, pre-paid expenses and accounts and other amounts payable. The estimated fair value of these financial instruments approximate their carrying values, unless otherwise noted.

(h) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contin-gent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recog-nition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

3. Summary of Significant Accounting Policies (continued)

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the devel-opment project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at October 31, 2005 and April 30, 2005 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the dif-ferences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the six month period ended October 31, 2005 which generated a fully reserved tax asset.

4. Goodwill and Other Intangible Assets

(a) Acquired Intangible Assets

	October 31, 2005
	Cost	Accumulated Amortization	Book Value
Amortized intangible assets
IP addresses	$3,382	$(137)	$3,245

Total	$3,382	$(137)	$3,245

Aggregate amortization expense during the six and there month periods ended Octo-ber 31, 2005 and 2004 are $137, $137, $0 and $0 respectively.

Estimated Amortization Expense:

For the year ended April 30, 2006	$821
For the year ended April 30, 2007	$1,094
For the year ended April 30, 2008	$1,094
For the year ended April 30, 2009	$273
$3,282

(b) Goodwill

The changes in the carrying amount of goodwill for the six months ended October 31, 2005 are as follows:

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

4. Goodwill and Other Intangible Assets

(b) Goodwill (continued)

Balance as at April 30, 2005	$-
Goodwill acquired in the period
ebahn Television Network Corp.	165,000
Stream Horizon Media	673,358
Currency translation adjustment	(10,546)
Impairment losses	(165,000)

Balance as at October 31, 2005	$662,812

5. Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2005 and April 30, 2005 was $42,000 and $0, respectively.

6. Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2005 and April 30, 2005 was $0 and $18,500, respectively.

7. Commitments and Contingencies

The Company has commitments for property lease payments of:
-  $ 7,078 annually (payable monthly) through March 1, 2008; and
-  $36,000 annually (payable monthly) through August 31, 2010.

8. Capital Stock

(a)	On September 16, 2005, the Company completed a private placement of 2,000,000 (5,000,000 post-split) shares of common stock at a price of $0.125 per share for cash proceeds of $250,000.

(b)	On September 30, 2005, the Company issued 5,000,000 (12,500,000 post-split) common shares in exchange for the business and assets of Stream Horizon Media (see Note 10 “Business Combination”).

(c)
On September 30, 2005 the Company issued 1,100,000 (2,750,000 post-split) common shares in exchange for the prior development and assets of ebahn Tele-vision Network Corp., for an aggregated consideration of $165,000 (see Note 11 - “Acquisition”).

(d)
On October 18, 2005 the Company effected a forward split of its capital stock on a 2.5:1 basis so that the 450,000,000 shares authorized (300,000,000 common shares and 150,000,000 preferred shares) and 48,600,000 shares of common stock issued, were increased to 1,125,000,000 shares authorized (750,000,000 common shares and 375,000,000 preferred shares) and 121,500,000 shares of common stock issued. Par value of the preferred and common stock remained unchanged at $0.001. All figures in these financial statements, including comparative information have been updated to give effect to the forward 2.5:1 split.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

9. Related Party Transactions

(a)
Consulting fees include $25,438 and $0 paid or payable to shareholder of the Company during the six month periods ended October 31, 2005 and 2004, respectively, $9,847 and $0 paid or payable to the President of the Company during the six month periods ended October 31, 2005 and 2004, respectively and $11,200 and $0 paid or payable to the CFO of the Company during the six month periods ended October 31, 2005 and 2004, respectively.

(b)	Revenues include $1,112 and $0 received or receivable from companies with a director in common for the six month and three month periods ended October 31, 2005 and 2004 respectively.

(c)
Accounts payable - related parties includes the amount of $174,096 and $129,141 at October 31, 2005 and April 30, 2005, respectively, due to officers and directors of the Company and to companies related to an officer and director of the Company.

10. Business Combination

On September 30, 2005, the Company entered into an acquisition agreement with the proprietor of Stream Horizon Media (Stream Horizon), a British Columbia sole pro-prietorship which provided for the acquisition by Infotec Business Strategies, Inc., a wholly-owned subsidiary of the Company, of 100% interest in the business and assets of Stream Horizon, in exchange for the issuance of 5,000,000 (12,500,000 post-split) common shares of the Company. The aggregate purchase price and the value of the common shares issued in consideration was determined to be $750,000 based on the market price of the Company࿖s common shares on the September 12, 2005, the date of substantive agreement between the parties.

The acquisition included the assets, business operations and assumption of lease liability of Stream Horizon exclusive of working capital items and any indebtedness or other obligations. The acquisition has been accounted using the purchase method. The results of Stream Horizon have been included in the consolidated financial statements since October 1, 2005.

The following table summarizes the estimated fair market values of the assets acquired at the date of the acquisition. There were no liabilities assumed at the date of the acquisition.

At September 30, 2005
Property, plant and equipment	$76,642
Intangible assets
Goodwill	673,358

Liabilities assumed	( -)

Net assets acquired	$750,000

The acquisition was from an affiliate and accordingly, the acquisition of tangible assets has been reflected at the historical cost of the assets to the affiliated proprietor of $76,642.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

10. Business Combination (continued)

The $673,358 of acquired goodwill has been recorded in the accounts of the Compa-ny࿖s wholly owned Canadian subsidiary at the amount of $782,913 (Canadian dollars) based on the closing conversion rate on September 30, 2005. As the accounts of the Company࿖s operations are maintained in Canadian dollars and translated to U.S. dol-lars for presentation, the amount reflected in the translated U.S. dollar balances for goodwill will fluctuate. Goodwill was assigned to the value of the business opera-tions. Of the amount assigned to goodwill, no amount is expected to be deductible for tax purposes.

The following table sets out supplementary disclosure on a pro forma basis of the pro forma effect of the acquisition of Stream Horizon on the assumption that the business combination occurred at the beginning of the period being reported on below.

	Six months ended October 31,		Three months ended October 31,
	2005	2004	2005	2004
Revenue	$342,646	$12,622	$207,702	$12,622

Income (Loss) before
extraordinary items	$(52,683)	$(9,201)	$(100,010)	$10,373

Net Income (Loss)	$(52,683)	$(9,201)	$(100,010)	$10,373

Net income, (loss)
per share	$0.00	$0.00	$0.00	$0.00

Weighted Average
Shares Outstanding	115,476,261	62,500,000	117,206,522	62,500,000

11. Acquisition

On September 30, 2005, the Company entered into a definitive acquisition agreement with the stockholder of ebahn Television Network Corp., a Nevada company, which formalized their agreement of September 12, 2005 to acquire a 100% interest in ebahn and the stockholder࿖s debt payable by ebahn, in exchange for the issuance of 1,100,000 (2,750,000 post-split) common shares of the Company.

The acquisition has been accounted using the purchase method. The acquisition was reflected at the fair value of the consideration paid to the vendor of $165,000 based on the September 12, 2005 agreement date. The amount of the consideration in excess of the value of assets acquired of $165,000, has been expensed in the statements of operations as impairment of goodwill.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

12. Reorganization

As of November 11, 2004, the Company made and entered into an agreement which provides for the reorganization of Galaxy Networks Inc., a British Columbia company, with and into Infotec Business Systems, Inc., a Nevada company, resulting in Galaxy Networks Inc. becoming a wholly-owned subsidiary of Infotec Business Systems, Inc. (Infotec). The agreement was for the exchange of 100% of the out-standing common stock of Galaxy Networks Inc., for 20,000,000 (50,000,000 post-split) shares of Infotec࿖s common stock.

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Net-works Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agree-ment are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly “Eventec Inc.”), at October 31, 2005, and their results of operations from November 11, 2004 to October 31, 2005.

Concurrent with the reorganization the Company issued 500,000 (1,250,000 post-split) shares of Infotec Business Systems, Inc. common stock for services for value of $90,000.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Statements contained in this Plan of Operation of this quarterly report on Form 10-QSB and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of Section 27A of the Secu-rities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, its performance (financial or operating) or its achieve-ments expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or our financial condition or state other forward-looking statements. The fac-tors listed under the caption "Additional Risk Factors" below, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-KSB filed with the Securities and Exchange Commission on July 29, 2005. All figures representing shares of our capital stock have been adjusted to reflect the 2.5 to 1 forward split of our capital stock on October 18, 2005.

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accor-dance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to software development expenses, financing operations and contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenues in accordance with the Securities and Exchange Commis-sion Staff Accounting Bulletin No. 101, “Revenue recognition in Financial Statements”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Recent Developments

On November 11, 2004, we entered into a Stock Purchase Agreement with Galaxy Networks Inc. (“Galaxy”), a British Columbia corporation and its stockholders whereby we agreed to acquire 100% of the issued and outstanding share capital of Galaxy, in exchange for the issuance of 50,000,000 shares of our common stock.

Since completion of the acquisition on November 11, 2004, Galaxy stockholders have management and stockholder control over the Company by virtue of their holdings of our common stock. The acquisition has been treated as a reverse acquisition for accounting purposes.

On September 30, 2005, we entered into a Purchase and Sale Agreement with the proprietor of Stream Horizon Media (“SHM”), a British Columbia proprietorship, whereby we formalized an agreement of September 12, 2005 to acquire 100% of the SHM Proprietor࿖s equity and interest in SHM (exclusive of working capital items as at the date of the purchase), in exchange for the issuance of 12,500,000 shares of our restricted common stock. SHM was acquired from an affiliate. The operations and assets have been acquired by Infotec Business Strategies, Inc. (“Strategies”), a British Columbia corporation which we wholly own. On September 30, 2005, we entered into a Share Purchase Agreement with the shareholder of ebahn Television Network Corp. (“ebahn”), a Nevada corporation whereby we agreed to acquire 100% of ebahn, in exchange for the issuance of 2,750,000 shares of our restricted common stock.

Overview

We are an emerging development company. We provide complete, end-to-end solutions for streaming media and broadcasting over the Internet, from filming and edit-ing, to media hosting and transmission, to broadcasting through our Internet TV channel at www.ebahn.tv. We conduct our principal business operations through our wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that pro-vide end-to-end solutions for streaming or broadcasting digital media over the Internet and through Stream Horizon Studios Ltd. (“Stream Horizon”, formerly Infotec Business Strategies, Inc.), our wholly-owned studio and film editing operation.

Products and Services

Filming and Editing Studio

Stream Horizon provides the following services:

-  Video Editing and Encoding services.
-  Studio rental.
-  Casting, Directing, and Video / Audio production services.
-  Remote site video services.

Stream Horizon provides studio services from its location at #350 - 1152 Mainland Street, Vancouver, British Columbia, Canada, as well as on site or location shoots.

Stream Horizon operates the only studio we are aware of of its kind in the Vancou-ver area. Stream Horizon currently films and edits four, one half hour television programs each week at its facilities. Stream Horizon also films various web based videos for a variety of customers. Stream Horizon films and produces DVDs for several sports academies around the lower mainland of British Columbia.

Galaxy Hosting and Network Systems

Galaxy's products and services incorporate 3rd Generation streaming video tech-nology and proprietary software to provide video streaming capabilities that allow a TV quality signal to be sent over the Internet or stored locally. Using a mix of the latest leading vendor software and proprietary coding, the Galaxy Encoder allows for push streaming of real time broadcasts and does not require a stream be uploaded to a server and then pulled, or accessed, by viewers. The Galaxy Encoder provides the facilities our customers require for capture, edit and content delivery of digital media. The Galaxy Encoder has been developed as a series of products which are differentiated by encoding rates.

The Galaxy Media Services Platform is the foundation of the Galaxy Broadcast Network and represents the solution for the next generation of asset management opera-tions. The Platform is principally composed of computer servers, storage devices and network routing and transmission equipment. The delivery of streaming video through Galaxy's network has been optimized to provide a smoother, clearer and more enjoyable viewing experience, even when viewed in full screen mode.

The Galaxy Media Server system allows both content distribution via the Internet and the application of digital rights management technologies for securing such content. The Galaxy Media Server incorporates a storage, management, and distribution system and proprietary software to control the hardware platform with Galaxy's encoder soft-ware. Together the system can manage large volumes of entertainment programming and has content archive, search, access, serve and track capability. Software selects and assembles various pieces of stored content as separate digital files into a single continu-ous seamless programming block for playback or broadcast. Galaxy's software and management systems have been designed with ease of use in mind, allowing anyone with a broadband connection to broadcast their message to thousands of viewers worldwide. The Encoder was designed and developed to replace an entire room of traditional equipment that would otherwise be needed to drive a broadcasting operation.

Galaxy has developed technology that makes streaming of digital video easy, fast and cost effective and includes tracking software that lets customers know who views their video communications, the length of time they view it and, in the case of archived video, how many times they view it. This information is available for utilization by specific billing and action tracking applications.

We are currently marketing and selling our software, systems and solutions as a network solution for media services which we refer to as the “Galaxy Broadcast Network”. We provide a hosted and managed streaming video delivery system to enable customers to stream content to their specific audiences. Galaxy provides full service capabilities enabling it to receive client produced video and to encode it for webcasting visual media including, events, situations of interest, meetings, news, entertainment, shows or video for any other purpose.

ebahn.tv

We also offer a complete Internet television experience via ebahn.tv, our Internet video broadcast portal/web site at http://www.ebahn.tv. Recently launched, ebahn.tv provides TV quality program viewing via the Internet. ebahn.tv is undergoing constant upgrade and development as we build on our product plan. We are currently offering viewers with a free Internet broadcast experience featuring a mix of live streamed content and ‘video on demand' content which demonstrate our encoding and broadcast capabilities. ebahn.tv can deliver content both for mass delivery at low bandwidth, and in high bandwidth for viewing in HTDV with surround sound. We plan to offer ebahn.tv in four formats:

-	Pay to Broadcast - for content providers that wish to offer their content via the Internet to their viewers. Pay to Broadcast content providers pay for hosting and bandwidth use;

-	Advertising Supported Programming - we will deliver free programming to view-ers supported by advertising;

-	Pay TV - we will offer premium content by a Pay for View model where we will pay a portion of our revenues to the content provider.

-
Set-Top-Box - using a ‘set top box࿖, viewers can watch on demand Internet TV broadcasts on their television. We provide to telcom and Internet resellers, the ability to aggregate and encode content and to deliver that content via the Internet or ‘set top boxes࿖ to the telcom or Internet reseller࿖s customers.

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
-  digital video production and editing;
-  advertising and marketing; and
-  resellers and agents.

We plan to market our streaming video and Internet TV services directly to selected resellers and distributors and to content creators or program development companies or organizations. We are developing programs and plans for revenue generation by ebahn which we expect to launch next quarter.

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

We believe we are well positioned to support the growth in media broadcasting and viewing and provide a foundation for the growth of Streaming Internet Broadcasting. We believe we have a proven system and technology that provides an easy to use, next gen-eration platform solution for worldwide, almost unlimited ability to deliver streaming media and other encoded broadcasts over the Internet or other wired or wireless networks.

The market for streaming media services and for related services is broad and encompasses many different types of companies, organizations and technologies. We will compete with numerous providers of streaming media technology and services, many of which have far greater financial and other resources than we do. Many of these com-panies have established histories and relationships in providing such systems and services that enable them to attract staff and customers. Many of the firms within this industry are large and have significantly more resources for sales, marketing and research and development than we do.

We plan to compete within this industry by focusing on providing high value ser-vices within the framework of the Galaxy Broadcast Network, by continuing to develop our technology to maintain a technical advantage and by exploiting the market opportu-nities as outlined above. We believe it is an important competitive edge to have a fully enabled network in place and to market our system to early adopters, giving us an oppor-tunity to gain an early lead and volume in the market and to further solidify our competitive positioning. We also plan to compete by providing our customers with fully capable, easy to use systems for delivery and to assisting our customers to grow their streaming needs..

Operation Development and Plan

With the acquisition of Stream Horizon Media and our Los Angeles facility, our plan is to capitalize on the market opportunity we believe is developing and to develop early market entry advantages with growing customers.

With adequate funding, we expect to undertaking the following in connection with our plan:
1. Hire staff for office administration and customer service and support.
2. Upgrade our web sites, marketing and support materials.
3. Market our products and services.

Our budget and plan is based on our current assessment of costs and application to our plan. The ultimate amounts expended under this plan will be determined based on customer acceptance and the rate of adoption of the Galaxy Broadcast Network platform. Management reserves the right to reallocate as necessary, any amounts in any budget set out above, as circumstances warrant without notice or correction.

Marketing

Subject to adequate financial support, we have budgeted $155,000 for the devel-opment of marketing materials, including: (i) the updating of our web sites at www.yourgalaxy.com and www.infotecbusinesssystems.com, (ii) the production of mar-keting and advertising materials, product support and training resources, and (iii) marketing of our products and services. We do not expect to engage sales personnel for our marketing efforts initially, but will rely on relationships and advertising through our customers under the slogan “Powered by Galaxy”. Given adequate funding, we expect to be able to engage marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfil this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base. Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades, content encoding and development of the ebahn web portal. We have set out our assessment of the costs for development below under the subheadings “Property and Plant” and “Employment”. Our existing infrastructure is adequate to meet our cus-tomers current and short term needs, however, our growth is ultimately dependent on increasing our delivery capabilities and our ability to support and service our customers needs.

Property or Plant

With completion of our recent acquisitions and the opening of our server co-location facility or “POP” in Los Angles, we do expect to make additional capital purchases in the near term. Over the next twelve month period, based on our expected growth in operations, however, we have budgeted approximately $240,000 in relation to the purchase of additional equipment and software for our Los Angeles facility and the establishment and running of one additional server co-location facility. Additional POP sites may be required by the Galaxy Broadcast Network to provide regional proximity to customers, for load balancing and to provide redundancy in the event one POP site is disabled or is off-line. We will evaluate the success of the Los Angeles POP site before proceeding with the establishment of additional sites. During the execution of this plan and the growth of the Galaxy Broadcast Network, we will evaluate additional POP sites based on customer proximity and bandwidth costs. We do not currently have funds available to undertake additional property and plant expansion.

Employment

In addition to our president, we engage one full time technical manager, three full time staff in our filming division and two part-time contractors for network administra-tion and technical development. With additional funding, our plan is to increase our staff levels over the next twelve month period to include a full time person in office and administration and additional full time staff member for customer support. We would also upgrade a part time network administrator to full time. We have budgeted the amount of $207,000 over the next twelve month period for such staff. As prospects and circumstances warrant, additional full-time and part-time employees, as well as consult-ants will be engaged to perform required services. We do not currently have funding available to engage additional staff as set out above.

Results of Operations

Our October 31, 2005 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to October 31, 2005 and incorporate the accounts and operations for Infotec Busi-ness Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly Eventec Inc.) from November 11, 2004 through October 31, 2005 and the operations of Stream Horizon Media and ebahn Television Network Corp. from October 1, 2005 to October 31, 2005. Comparative figures for the six month and three month periods ended October 31, 2004 include only the accounts and operations of Galaxy.

For the period from incorporation, December 13, 2002 through October 31, 2005, we incurred a deficit of $633,831. Operating expenditures during the period totalled $216,522 composed principally of consulting fees of $121,649, professional fees of $46,595, office, telephone and administrative of $25,177 and depreciation charges of $16,590. Consulting fees include the cost of our part time and full time staff members. Cumulative net revenues less cost of goods sold during the period totalled $79,477. Our cumulative deficit also includes the amounts of $241,786 in respect of our reverse acqui-sition of Galaxy on November 11, 2004, and $90,000 in respect of fees associated with the Galaxy acquisition and $165,000 in respect of development costs attributable to our acquisition of ebahn..

For the six month period ended October 31, 2005, we incurred a loss from opera-tions of $235,846. Revenues, net of costs of goods sold were $58,180 in the period. Our principal areas of expenditure during the period were for professional fees of $18,939, consulting fees of $78,492, office, telephone and administrative of $18,995 depreciation charges of $6,089 and the inclusion of $165,000 of impaired goodwill in relation to the acquisition of ebahn. Costs incurred in the six month period to October 31, 2005 increased over the comparative period in 2004 due to the completion of earlier develop-ment program, the commencement of commercial activities and the reorganization of Galaxy and Infotec.

For the three month period ended October 31, 2005, we incurred a loss from opera-tions of $204,963. Revenues, net of costs of goods sold were $50,428 in the period. Our principal areas of expenditure during the period were for professional fees of $5,393, consulting fees of $57,003, office, telephone and administrative of $17,339 depreciation charges of $4,146 and the inclusion of $165,000 of impaired goodwill costs in relation to the acquisition of ebahn. Costs incurred in the three month period to October 31, 2005 increased over the comparative period in 2004 due to the completion of earlier develop-ment program, the commencement of commercial activities and the reorganization of Galaxy and Infotec.

Liquidity and Capital Resources

As of October 31, 2005, we had an accumulated deficit of $633,831, stockholders equity of $756,949 and cash on hand of $80,050. Our working capital deficit at October 31, 2005 was $70,968. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

Our working capital is currently insufficient to sustain our current operations. Our operations are currently dependent on our suppliers willingness and ability to continue to provide services without some assurance of payment. As set out under the heading “Op-eration Development and Plan” above, our plan is to seek additional funding to underwrite our operations and our development plan.

While management believes that sales can be grown and that ultimately profitable operations can be attained in the future, there is no assurance that sales will be maintained or grown or that they will ultimately be of a level required to generate profitable opera-tions or provide positive cash flow. We are unable to predict at this time the exact amount of any additional working capital we may require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability. To fund our operations and implementation of our business plan, we are seeking additional capital in the private and/or public equity markets or through the sale of debt securities, or through the issuance of debt instruments. If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

We currently market a range of products and services, however, we have limited revenues and only a limited operating history from which to assess our operations. Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determi-nation as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2005, that there is substantial doubt about our ability to continue as a going concern.

Additional Risk Factors

As noted throughout this quarterly report, Infotec Business Systems, Inc., is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability. It is not possible, however, to foresee all risks which may affect us. Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan. Each prospec-tive investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading “Liquidity and Capital Resources” above and the additional risk factors we have set out below.

Operating History - We are presently in the process of marketing products and ser-vices which we have developed or acquired. We have only a limited operating history from which investors can evaluate our future business prospects or management࿖s per-formance. As a result, you have no reliable means to determine whether you should make an investment in this company.

Marketable Products - In order to sell our products and services, we must demon-strate to potential customers that we have systems and services that are functional, supported, cost effective and address their needs. We have developed products and ser-vices which we have introduced and from which we are receiving sales revenues. At present however, we have only limited history in offering and supporting these product offerings. If products and services we offer do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn revenues.

Staff Availability - We currently engage two part-time technical consultants and four full time staff members. We do not currently have employment agreements with any of the directors, officers, employees or contractors we depend on for the successful implementation of our plan. Moreover, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

Competition - We face competition from a wide range of firms in the streaming media, filing and hosting services industry. These include large, well established and financially stronger companies. We do not currently have resources to compete and may never have sufficient funds to be able to refine, and successfully market our offerings so that we may become a factor in the industry. These competitive disadvantages represent another factor which may cause investors in our securities to lose the value of their investment.

ITEM 3.  Controls and Procedures

On October 31, 2005, our management concluded its evaluation of the effective-ness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC࿖s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regard-ing required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management࿖s control objectives.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submissions of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

Index to Exhibits

Exhibits	Description of Documents

10.1	Purchase and Sales Agreement - Stream Horizon Media, dated September 30, 2005

10.2	Stock Purchase Agreement - ebahn Television Network Corp. dated September 30, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOTEC BUSINESS SYSTEMS, INC. (Registrant)

Date: December 12, 2005	By:	/s/ Carol Shaw

(Carol Shaw, President, Director, CEO)

By:	/s/ Robert Danvers

(Robert Danvers, CFO, Secretary, Director)