Form 10QSB
period 2006-01-31
INFOTEC BUSINESS SYSTEMS INC
filed 2006-03-16
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuers Telephone Number (604) 484-4966

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 121,500,000 as of December 9, 2005.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the nine months and three months ended January 31, 2006

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of January 31, 2006 and April 30, 2005	3

	Statements of Operations for the nine month periods ended January 31, 2006 and January 31, 2005 and from inception (December 13, 2002) thrrough January 31, 2006	4

	Statements of Operations for the three month periods ended January 31, 2006 and January 31, 2005	5

	Statements of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through January 31, 2006	6

	Statements of Cash Flows for the nine month periods ended January 31, 2006 and January 31, 2005 and from inception (December 13, 2002) through January 31, 2006.	8

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2006	2005

Assets
Current Assets:
Cash	$27,340	$3,544
Accounts receivable	119,302	1,731
Accounts receivable - related parties	-	1,957
Prepaid expenses and deposits	6,756	1,589

Total Current Assets	153,398	8,821

Property and Equipment, net of accumulated depreciation	207,856	16,631

Other assets, net of accumulated amortization	3,219	-

Goodwill (Notes 4 and 9)	687,369	-

Total Assets	$1,051,842	$25,452

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$80,702	$32,298
Accounts payable - related parties (Note 8(c))	243,442	129,141
Loans payable to stockholders (Note 5)	92,000	-
Due to related party (Note 6)	-	18,500

Total Current Liabilities	416,144	179,939

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at January 31, 2006 and
April 30, 2005, respectively	-	-
Common stock, voting; $0.001 par value; 750,000,000 shares authorized;
121,500,000 and 101,250,000 shares issued and outstanding at
January 31, 2006 and April 30, 2005, respectively (Note 7)	121,500	101,250
Additional paid in capital	1,284,050	139,300
Accumulated other comprehensive income	17,357	2,948
Deficit accumulated during the development stage	(787,209)	(397,985)

Total Stockholders’ Equity (Deficit)	635,698	(154,487)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,051,842	$25,452

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the nine months ended		2002)
	January 31,		through
	2006	2005	January 31, 2006

Revenue	$164,580	$8,102	$195,525

Revenue from related parties (Note 8(b))	-	-	1,676
	164,580	8,102	197,201

Cost of goods sold	(20,210)	(3,675)	(31,534)

Gross Profit	144,370	4,427	165,667

Expenses
Depreciation	17,214	3,011	27,715
Consulting fees (Note 8(a))	207,903	3,503	251,060
Office, telephone and administration	68,804	2,957	74,986
Professional fees	70,988	12,622	98,644
Development costs	3,685	-	3,685
Impairment of goodwill (Notes 4 and 10)	165,000	-	165,000
Acquisition fees	-	-	90,000

Total Expenses	533,594	22,093	711,090

Net loss before taxes	(389,224)	(17,666)	(545,423)

Provision for income taxes	-	-	-

Net Loss	$(389,224)	$(17,666)	$(545,423)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	110,528,080	25,964,443

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	January 31,
	2006	2005

Revenue	$93,300	$8,102

Revenue from related parties (Note 8(b))	(1,112)	-
	92,188	8,102

Cost of goods sold	(5,998)	(3,675)

Gross Profit	86,190	4,427

Expenses
Depreciation	11,125	1,004
Consulting fees (Note 8(a))	129,411	3,503
Office, telephone and administration	49,809	2,909
Professional fees	52,049	12,622
Development costs	(2,826)	-
Impairment of goodwill (Notes 4 and 10)	-	-

Total Expenses	239,568	20,038

Net loss before taxes	(153,378)	(15,611)

Provision for income taxes	-	-

Net Loss	$(153,378)	$(15,611)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	121,500,000	37,083,333

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	15,000,000	15,000	(14,838)	-	-	162
Equipment	-	-	20,000,000	20,000	(3,449)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	15,000,000	15,000	(2,035)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	50,000,000	50,000	(20,322)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	50,000,000	50,000	(20,322)	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	45,875,000	45,875	(37,203)	-	(241,786)	(233,114)
Services	-	-	1,250,000	1,250	88,750	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	4,125,000	4,125	108,075	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	101,250,000	101,250	139,300	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 7)	-	-	5,000,000	5,000	245,000	-	-	250,000
Business acquisition (Note 10)	-	-	12,500,000	12,500	737,500	-	-	750,000
Share purchase agreement (Note 10)	-	-	2,750,000	2,750	162,250	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(389,224)	(389,224)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	14,409	-	14,409

Comprehensive (loss)	-	-	-	-	-	-	-	(374,815)

Balance - January 31, 2005	-	$-	121,500,000	$121,500	$1,284,050	$17,357	$(787,209)	$635,698

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the nine month period ended		2002)
	January 31,		through
	2006	2005	January 31, 2006

Cash Flows From Operating Activities
Net Loss	$(389,224)	$(17,666)	$(545,423)
Adjustments to reconcile net loss to cash
Depreciation	18,317	3,011	28,818
Acquisition fees	-	-	90,000
Impairment of goodwill	165,000	-	165,000
Changes in working capital items
Increase (decrease) in accounts payable	48,404	136,578	(44,072)
Increase in unearned revenue		953
Increase in accounts payable - related parties	114,301	-	243,442
Increase in loans payable	92,000	-	92,000
Increase in due to related parties	(18,500)	13,600	-
Increase in accounts receivable	(117,571)	-	(119,132)
Decrease in accounts receivable		(6,874)
related parties	1,957	-	-
Increase in prepaid expenses	(5,167)	(3,249)	(4,419)

Net Cash Used In Operating Activities	(90,483)	126,353	(93,786)

Cash Flows to Investing Activities
Acquisition of property and equipment	(132,900)	-	(140,885)
Acquisition of other assets	(3,219)	-	(3,219)

Net Cash Used in Investing Activities	(136,119)	-	(144,104)

Cash Flows from Financing Activities
Cash received in recapitalization	-	(123,414)	1,353
Proceeds from issuance of common stock	250,000	-	263,127

Net Cash Provided by Financing Activities	250,000	(123,414)	264,480

Increase (Decrease) in Cash in the Period	23,398	2,939	26,590

Comprehensive gain (loss) on translation	398	(222)	750

Cash - Beginning of Period	3,544	237	0

Cash - End of Period	$27,340	$2,954	$27,340

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the nine month period ended		2002)
	January 31,		through
	2006	2005	January 31, 2006

Non-Cash Financing Activities
Common stock issued for equipment	$76,642	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock		(235,614)
Issuance of common stock for services		28,000
Issuance of common stock for purchase goodwill	$838,358	$-	$838,358
Issuance of common stock for consulting	$-	$112,200	$112,200

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Infotec Business Systems, Inc. (the Company) and its wholly owned subsidiaries, Galaxy Networks Inc., Infotec Business Strategies, Inc., Galaxy Networks Inc. (formerly, Eventec Inc.) and ebahn Television Network Inc. as of January 31, 2006 and for the nine and three month periods ended January 31, 2006 and 2005 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine month periods ended January 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2005 was derived from audited financial statements.

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

Management believes that actions currently being taken to revise the Company’s funding requirements will allow the Company to continue its operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

3.  Summary of Significant Accounting Policies

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

(b) Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for the components of property and equipment are as follows:

3.  Summary of Significant Accounting Policies (continued)

(b) Property and Equipment (continued)

Office equipment - computers	3 years
Office equipment - other	5 years
Demonstration equipment	3 years
Server systems	5 years
Software	2 years
Studio equipment	5 years
Leasehold Improvements	Over the term of the lease

(c) Goodwill and Other Intangible Assets

Goodwill and other Intangible Assets are accounted for in accordance with the Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost and where appropriate, amortized over the estimated lives of the related intangible assets using the straight line method. The estimated life of IP addresses has been determined to be three years from the date of the Company’s acquisition. Goodwill is recorded at cost. Management reviews the carrying cost of goodwill during the Company’s fiscal year, at such times as changes in the underlying assumptions as to the future value of goodwill arise.

(d) Impairment of Long Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the assets. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. The Company recorded an impairment of goodwill in the amount of $165,000 in respect of the acquisition of ebahn Television Network Corp. in the nine month and three month periods ended January 31, 2006 (see Note 11).

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending January 31, 2006 and 2005.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at January 31, 2006 and April 30, 2005 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the six month period ended January 31, 2006 which generated a fully reserved tax asset.

4.  Goodwill

The changes in the carrying amount of goodwill for the nine months ended January 31, 2006 are as follows:

Balance as at April 30, 2005	$-
Goodwill acquired in the period
ebahn Television Network Corp.	165,000
Stream Horizon Media	673,358
Currency translation adjustment	14,011
Impairment losses	(165,000)

Balance as at January 31, 2006	$687,369

5.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2006 and April 30, 2005 was $92,000 and $0 respectively.

6.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2006 and April 30, 2005 was $0 and $18,500, respectively.

7.  Capital Stock

(a)	On September 16, 2005, the Company completed a private placement of 2,000,000 (5,000,000 post-split) shares of common stock at a price of $0.125 per share for cash proceeds of $250,000.

(b)	On September 30, 2005, the Company issued 5,000,000 (12,500,000 post-split) common shares in exchange for the business and assets of Stream Horizon Media (see Note 10 “Business Combination”).

(c)
On September 30, 2005 the Company issued 1,100,000 (2,750,000 post-split) common shares in exchange for the prior development and assets of ebahn Television Network Corp., for an aggregated consideration of $165,000 (see Note 11 - “Acquisition”).

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

8.  Related Party Transactions

(a)
Consulting fees include $35,500 and $3,503 paid or payable to shareholder of the Company during the nine month periods ended January 31, 2006 and 2005, $53,411 and $0 paid or payable to the staff during the nine month periods ended January 31, 2006 and 2005,respectively, $45,900 and $0 paid or payable to the President of the Company during the nine month periods ended January 31, 2006 and 2005, respectively and $73,092 and $0 paid or payable to the CTO of the Company during the nine month periods ended January 31, 2006 and 2005, respectively.

(b)	Revenues include $0 and $0 received or receivable from companies with a director in common for the nine month and three month periods ended January 31, 2006 and 2005 respectively.

(c)
Accounts payable - related parties includes the amount of $243,442 and $129,141 at January 31, 2006 and April 30, 2005, respectively, due to officers and directors of the Company and to companies related to an officer and director of the Company.

9.  Business Combination

On September 30, 2005, the Company entered into an acquisition agreement with the proprietor of Stream Horizon Media (Stream Horizon), a British Columbia sole proprietorship which provided for the acquisition by Infotec Business Strategies, Inc., a wholly-owned subsidiary of the Company, of 100% interest in the business and assets of Stream Horizon, in exchange for the issuance of 5,000,000 (12,500,000 post-split) common shares of the Company. The aggregate purchase price and the value of the common shares issued in consideration was determined to be $750,000 based on the market price of the Company’s common shares on the September 12, 2005, the date of substantive agreement between the parties.

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

The $673,358 of acquired goodwill has been recorded in the accounts of the Company’s wholly owned Canadian subsidiary at the amount of $782,913 (Canadian dollars) based on the closing conversion rate on September 30, 2005. As the accounts of the Company’s operations are maintained in Canadian dollars and translated to U.S. dollars for presentation, the amount reflected in the translated U.S. dollar balances for goodwill will fluctuate. Goodwill was assigned to the value of the business operations. Of the amount assigned to goodwill, no amount is expected to be deductible for tax purposes.

10.  Acquisition

On September 30, 2005, the Company entered into a definitive acquisition agreement with the stockholder of ebahn Television Network Corp., a Nevada company, which formalized their agreement of September 12, 2005 to acquire a 100% interest in ebahn and the stockholders’ debt payable by ebahn, in exchange for the issuance of 1,100,000 (2,750,000 post-split) common shares of the Company.

The acquisition has been accounted using the purchase method. The acquisition was reflected at the fair value of the consideration paid to the vendor of $165,000 based on the September 12, 2005 agreement date. The amount of the consideration in excess of the value of assets acquired of $165,000 has been expensed in the statements of operations as impairment of goodwill.

11.  Reorganization

As of November 11, 2004, the Company made and entered into an agreement which provides for the reorganization of Galaxy Networks Inc., a British Columbia company, with and into Infotec Business Systems, Inc., a Nevada company, resulting in Galaxy Networks Inc. becoming a wholly-owned subsidiary of Infotec Business Systems, Inc. (Infotec). The agreement was for the exchange of 100% of the out-standing common stock of Galaxy Networks Inc., for 20,000,000 (50,000,000 post-split) shares of Infotec’s common stock.

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly “Eventec Inc.”), at January 31, 2006, and their results of operations from November 11, 2004 to January 31, 2006.

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

On September 30, 2005, we entered into a Purchase and Sale Agreement with the proprietor of Stream Horizon Media (“SHM”), a British Columbia proprietorship, whereby we formalized an agreement of September 12, 2005 to acquire 100% of the SHM Proprietors’ equity and interest in SHM (exclusive of working capital items as at the date of the purchase), in exchange for the issuance of 12,500,000 shares of our restricted common stock. SHM was acquired from an affiliate. The operations and assets have been acquired by Infotec Business Strategies, Inc. (“Strategies”), a British Columbia corporation which we wholly own. On September 30, 2005, we entered into a Share Purchase Agreement with the shareholder of ebahn Television Network Corp. (“ebahn”), a Nevada corporation whereby we agreed to acquire 100% of ebahn, in exchange for the issuance of 2,750,000 shares of our restricted common stock.

Overview

We are an emerging development company. We provide complete, end-to-end solutions for streaming media and broadcasting over the Internet, from filming and editing, to media hosting and transmission, to broadcasting through our Internet TV channel at www.ebahn.tv. We conduct our principal business operations through our wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that provide end-to-end solutions for streaming or broadcasting digital media over the Internet and through Stream Horizon Studios Ltd. (“Stream Horizon”, formerly Infotec Business Strategies, Inc.), our wholly-owned studio and film editing operation.

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

Stream Horizon operates the only studio we are aware of of its kind in the Vancouver area. Stream Horizon currently films and edits television programs and web based videos for a variety of customers at its facilities. Stream Horizon films and produces DVDs for several sports academies around the lower mainland of British Columbia.

Galaxy Hosting and Network Systems

Galaxy's products and services incorporate 3rd Generation streaming video technology and proprietary software to provide video streaming capabilities that allow a TV quality signal to be sent over the Internet or stored locally. Using a mix of the latest leading vendor software and proprietary coding, the Galaxy Encoder allows for push streaming of real time broadcasts and does not require a stream be uploaded to a server and then pulled, or accessed, by viewers. The Galaxy Encoder provides the facilities our customers require for capture, edit and content delivery of digital media. The Galaxy Encoder has been developed as a series of products which are differentiated by encoding rates.

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

We also offer a complete Internet television experience via ebahn.tv, our Internet video broadcast portal/web site at http://www.ebahn.tv. Recently launched, ebahn.tv provides TV quality program viewing via the Internet. ebahn.tv is undergoing constant upgrade and development as we build on our product plan. We are currently offering viewers with a free Internet broadcast experience featuring a mix of live streamed content and ‘video on demand' content which demonstrate our encoding and broadcast capabilities. ebahn.tv can deliver content both for mass delivery at low bandwidth, and in high bandwidth for viewing in HTDV with surround sound. We plan to offer ebahn.tv in four formats:

-	Pay to Broadcast - for content providers that wish to offer their content via the Internet to their viewers. Pay to Broadcast content providers pay for hosting and bandwidth use;

-	Advertising Supported Programming - we will deliver free programming to viewers supported by advertising;

-	Pay TV - we will offer premium content by a Pay for View model where we will pay a portion of our revenues to the content provider.

-
   Set-Top-Box - using a ‘set top box’s, viewers can watch on demand Internet TV broadcasts on their television. We provide to telcom and Internet resellers, the ability to aggregate and encode content and to deliver that content via the Internet or ‘set top boxes’s to the telcom or Internet resellers customers.

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

We plan to compete within this industry by focusing on providing high value ser-vices within the framework of the Galaxy Broadcast Network, by continuing to develop our technology to maintain a technical advantage and by exploiting the market opportunities as outlined above. We believe it is an important competitive edge to have a fully enabled network in place and to market our system to early adopters, giving us an opportunity to gain an early lead and volume in the market and to further solidify our competitive positioning. We also plan to compete by providing our customers with fully capable, easy to use systems for delivery and to assisting our customers to grow their streaming needs.

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

Marketing

Subject to adequate financial support, we have budgeted $155,000 for the development of marketing materials, including: (i) the updating of our web sites at www.yourgalaxy.com and www.infotecbusinesssystems.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We do not expect to engage sales personnel for our marketing efforts initially, but will rely on relationships and advertising through our customers under the slogan “Powered by Galaxy”. Given adequate funding, we expect to be able to engage marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base. Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades, content encoding and development of the ebahn web portal. We have set out our assessment of the costs for development below under the subheadings “Property and Plant” and “Employment”. Our existing infrastructure is adequate to meet our customers current and short term needs, however, our growth is ultimately dependent on increasing our delivery capabilities and our ability to support and service our customers needs.

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

Employment

In addition to our president, we engage one full time technical manager, three full time staff in our filming division and two part-time contractors for network administration and technical development. With additional funding, our plan is to increase our staff levels over the next twelve month period to include a part-time Vice President, Controller, and Business Development persons we also plan to include a full time person in office and administration and additional full time staff member for customer support. We would also upgrade a part time network administrator to full time. We have budgeted the amount of $263,000 over the next twelve month period for such staff. As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged to perform required services. We do not currently have funding available to engage additional staff as set out above.

Results of Operations

Our January 31, 2006 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to January 31, 2006 and incorporate the accounts and operations for Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly Eventec Inc.) from November 11, 2004 through January 31, 2006 and the operations of Stream Horizon Media and ebahn Television Network Corp. from October 1, 2005 to January 31, 2006. Comparative figures for the nine month and three month periods ended January 31, 2006 include the accounts and operations of Galaxy, Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly Eventec Inc.), Stream Horizon Media and ebahn Television Network Corp.

For the period from incorporation, December 13, 2002 through January 31, 2006, we incurred a deficit of $787,209. Operating expenditures during the period totaled $452,405 composed principally of consulting fees of $251,060, professional fees of $98,644, office, telephone and administrative of $74,986 and depreciation charges of $27,715. Consulting fees include the cost of our part time and full time staff members. Cumulative net revenues less cost of goods sold during the period totaled $165,667. Our cumulative deficit also includes the amounts of $241,786 in respect of our reverse acquisition of Galaxy on November 11, 2004, and $90,000 in respect of fees associated with the Galaxy acquisition and $165,000 in respect of development costs attributable to our acquisition of ebahn.

For the nine month period ended January 31, 2006, we incurred a loss from operations of $389,224. Revenues, net of costs of goods sold were $144,370 in the period. Our principal areas of expenditure during the period were for professional fees of $70,988, consulting fees of $207,903 office, telephone and administrative of $68,804 depreciation charges of $17,214. Costs incurred in the nine month period to January 31, 2006 increased over the comparative period in 2005 due to the completion of earlier development program, the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, ebahn Television Network Corp. and Infotec.

For the three month period ended January 31, 2006, we incurred a loss from operations of $153,378. Revenues, net of costs of goods sold were $86,190 in the period. Our principal areas of expenditure during the period were for professional fees of $52,049, consulting fees of $129,411 office, telephone and administrative of $49,809 depreciation charges of $11,125. Costs incurred in the three month period to January 31, 2006 increased over the comparative period in 2005 due to the completion of earlier development program, the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, ebahn Television Network Corp. and Infotec.

Liquidity and Capital Resources

As of January 31, 2006, we had an accumulated deficit of $787,209, stockholders equity of $635,698 and cash on hand of $27,340. Our working capital deficit at January 31, 2006 was $262,746. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

Our working capital is currently insufficient to sustain our current operations. Our operations are currently dependent on our suppliers’ willingness and ability to continue to provide services without some assurance of payment. As set out under the heading “Operation Development and Plan” above, our plan is to seek additional funding to underwrite our operations and our development plan.

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

Operating History - We are presently in the process of marketing products and services which we have developed or acquired. We have only a limited operating history from which investors can evaluate our future business prospects or managements performance. As a result, you have no reliable means to determine whether you should make an investment in this company.

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

Staff Availability - We currently engage two part-time technical consultants and four full-time staff members. We do not currently have employment agreements with any of the directors, officers, employees or contractors we depend on for the successful implementation of our plan. Moreover, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

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

ITEM 3.   Controls and Procedures

On January 31, 2006, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer (also Secretary and Treasurer) concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (also Secretary and Treasurer), as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

INFOTEC BUSINESS SYSTEMS, INC. (Registrant)

Date: March 15, 2006	By:	/s/ Arthur Griffiths
(Arthur, President, Director, CEO)

By:	/s/ Carol Shaw
(Carol Shaw, Secretary, Treasurer)