Form 10KSB
period 2006-04-30
INFOTEC BUSINESS SYSTEMS INC
filed 2006-07-25
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended April 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ______________

    Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.
(Name of small business issuer in its charter)

NEVADA	98-0358149
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

#150 - 1152 Mainland Street, Vancouver, B.C.	V6B 4X2
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number  (604) 484-4966

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

YES [ X ]    NO [   ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]
(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $187,448.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 (an aggregate 44,585,625 shares out of a total of 121,500,000 shares outstanding at that time) was approximately $10,935,000 computed by reference to the average closing bid and ask price on that date.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  121,500,000 shares of Common Stock as of June 30, 2006.

This report contains a total of 35 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X

PART I

The terms "Infotec", "us", "we", "the company" and "our", refer to Infotec Business Systems, Inc. or our wholly owned subsidiaries Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly, Infotec Business Strategies Inc.), Galaxy US Networks Inc. (formerly, Eventec Inc.) and ebahn Television Networks Inc., unless the context otherwise implies.

Forward Looking Statements

This annual report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words.  You should read statements that contain these words carefully because they discuss our future expectations, mak-ing projections of our future results of operations or our financial condition or state other "forward-looking" information.  Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our company to be materially different from those which may be expressed or implied by such statements.  The factors listed in the subsection under the caption "Additional Risk Factors" which is included in the section of this report titled "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occur-rence of unanticipated events.

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

In February 2003, we filed a Form of Certificate Change to amend our Certificate of Incorpora-tion, to increase our authorized and issued capital stock through a 1 to 6 forward split to 450,000,000 shares of capital stock authorized for issuance, consisting of 300,000,000 shares of common stock and 150,000,000 shares of preferred stock.

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

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Infotec Business Systems, Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”) and Galaxy US Networks Inc. (formerly “Eventec Inc.”), at April 30, 2006, and their results of operations from December 13, 2002 to April 30, 2006.

Concurrent with the reorganization the Company issued 500,000 (1,250,000 post-split) shares of Infotec Business Systems, Inc. common stock for services for value of $90,000.
On September 30, 2005, the Company entered into an acquisition agreement with the sole proprietor of Stream Horizon Media (Stream Horizon), a British Columbia sole pro-prietorship which provided for the acquisition by Infotec Business Strategies, Inc., a wholly-owned subsidiary of the Company, of 100% interest in the business and assets of Stream Horizon, in exchange for the issuance of 5,000,000 (12,500,000 post-split) common shares of the Company. The aggregate purchase price and the value of the common shares issued in consideration was determined to be $750,000 based on the market price of the Company’s common shares on the September 12, 2005, the date of substantive agreement between the parties.

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

Business of Issuer

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

With adequate funding, we expect to undertaking the following in connection with our plan:

1.     Continue to hire staff for office administration and customer service and support.

2.     Market our products and services.

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

Marketing
Subject to adequate financial support, we have budgeted $155,000 for the development of marketing materials, including: (i) the updating of our web sites at www.yourgalaxy.com and www.infotecbusinesssystems.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We have engaged sales personnel for our marketing efforts, but will continue to rely on relationships and advertising through our customers under the slogan “Powered by Galaxy”. Given adequate funding, we expect to be able to engage additional marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

Sales & Technical Support
Galaxy provides professional levels of sales and technical support including regular product demonstrations through meetings and on the web via the Galaxy Broadcast Network.  Galaxy’s tech-nical support is available 24 hours a day, seven days a week.

Delivery and Distribution
Our systems and online services are established and maintained in our own and other co-location facilities and are accessible by our customers, 24 hours a day, 7 days a week via the Internet.

Development
Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base. Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades, content encoding and development of the ebahn web portal. We have set out our assessment of the costs for development below under the subheadings “Property and Plant” and “Employment”. Our existing infrastructure is adequate to meet our customers current and short term needs, however, our growth is ultimately dependent on increasing our delivery capabilities and our ability to support and service our customer’s needs.

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

Employment
In addition to our president, we engage one full time technical manager and one part time VP of Finance, two full time staff in our filming division, one full time and one part time contractor for network administration and technical development, one full time Media Designer, one full time receptionist and one full time sales person. With additional funding, our plan is to increase our staff levels over the next twelve month period to include a part-time Vice President, Controller, and Business Development persons we also plan to include a full time person in office and administration and additional full time staff member for customer support. We would also upgrade our part time network administrator to full time. We have budgeted the amount of $263,000 over the next twelve month period for such staff. As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged to perform required services. We do not currently have funding available to engage additional staff as set out above.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease property at #150 and #350 - 1152 Mainland Street, Vancouver, B.C. V6B 4X2 for our principal executive offices and our subsidiary’s development facilities.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MAT-TERS.

Our common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "IFTC".  The following table sets forth the high and the low bid quotations quarterly for our shares of common stock during the last two fiscal years ended April 30, 2006.  The closing bid on June 30, 2006 is also shown.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
2006
4th Quarter
February 1, 2006 - April 30, 2006	$0.21	$0.08
3rd Quarter
November 1, 2005 - January 31, 2006	$0.24	$0.06
2nd Quarter
August 1, 2005 - October 31, 2005	$0.45	$0.052
1st Quarter
May 1, 2005 - July 31, 2005	$0.068	$0.008

2005
4th Quarter
February 1, 2005 - April 30, 2005	$0.07	$0.05
3rd Quarter
November 1, 2004 - January 31, 2005	$0.35	$0.05
2nd Quarter
August 1, 2004 - October 31, 2004	$0.40	$0.08
1st Quarter
May 1, 2004 - July 31, 2004	$0.53	$0.06

On June 30, 2006, the closing bid price for the common stock was $0.090.

There are approximately 150 holders of record of our common stock.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foresee-able future.

 Penny Stock Rules
The SEC has adopted regulations which generally define a "penny stock" to be any equity secu-rity that has a market price of less than $5.00 per share, subject to certain exceptions.  Depending on market fluctuations, our common stock may be considered a "penny stock".  As a result, it may be subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.  For transactions cov-ered by these rules, the broker-dealer must make a special suitability determination for the purchase of our securities.  In addition the broker-dealer must receive the purchaser's written consent to the trans-action prior to the purchase.  The broker-dealer must also provide certain written disclosures to the purchaser.  Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of our shares to resell them.

            ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The matters and items discussed in this annual report on Form 10-KSB are forward -looking statements that involve risks and uncertainties, other than historical and factual statements. Actual results of the company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this annual report.

The following discussion should be read together with the information contained in the consolidated financial statements and related notes included elsewhere in this annual report.

General
The company’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of disclosure of contingent assets and liabilities. On an on going basis, we evaluate these estimates, including those related to software development expenses, financing operations and contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstance, the results of which form the basis for the making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments’ and estimates used in the preparation of our consolidated financial statements.

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101. “Revenue recognition in Financial Statements”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibles is reasonably assured.

Operation Development and Plan
We are an emerging development company. Infotec has developed an Internet Content Delivery Network system to distribute extremely high quality video over existing networks for business and conventional home viewers. This is a unique development taking advantage of the latest technology. The company is focused on the following markets:

-Enable live content to be broadcast from any location to 100’s of thousands of viewers.
-Our integrated solution is from industry experts-we are an Application Service Provider (ASP)
-Corporate communication to employees. (Multi-level marketing - narrowcasting)
-Enable e-learning (e.g. coaching videos-sports)

We offer fully integrated communications and learning solutions for modular suite of products including hardware, software, media creation and management, corporate communications and content delivery. Other strategic partnerships will be exploited in other key areas, especially content.

Our core product offerings are:

-ISP Service
-Encoder sales
-Internet cable broadcaster
-Video Studio and post production facilities

Our Vision is to deploy our encoder’s world wide enabling us to aggregate content which we will ultimately host on our Broadcast portal. The content will initially consist of a wildlife reality channel, (online Zoo). Several TV Channels, in multiple languages, and our own independent music artist’s video channel. In time we will add sports, as well as international TV channels. Each of our channels will have multiple revenue streams to create basic advertising support to pay per view to subscriber fees. We will continue to create content for our customers but also utilize our studio to generate content for our own audience.

This model has been tested using our Eagle cam. We have gained experience in selling advertising, bandwidth requirements, exact costing, end user satisfaction and an accurate stream per daily viewer ratio. Our Eagle Cam has experienced a peak of 14,000,000 page loads per day, with up to 15,000 simultaneous broadband streams, as well as an impressive 500,000 unique visitors per day.

Our strengths and advantages:

There are many reasons why the Infotec solution is setting the industry standard.

-We have many years of experience, with our existing customer base.
-The Infotec network is designed with Streaming media in mind, the focus of our content delivery system, is Streaming media servers, and traffic throughput.
-The ease of use of the Galaxy Encoder product, which has already enabled a variety of live experiences including; live casting sessions, wildlife experiences, conference streaming, live TV streams and the list goes weekly.

    Results of Operations
Our April 30, 2006 audited consolidated financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to April 30, 2006 and incorporate the accounts and operations for Infotec Business Systems, Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strate-gies, Inc.”) and Galaxy US Networks Inc. (formerly “Eventec Inc.”) from December 13, 2002 to April 30, 2006.

For the year ended April 30, 2006, we incurred a loss from operations of $1,612,267. Revenues, net of costs of goods sold were $119,037 in the period.  Our principal areas of expenditure during the period were for Accounting and Legal fees of $80,980, management fees of $220,940, administration of $990,879, rent of $52,826, subcontractor fees of $61,756, wages & benefits of $50,907 and depreciation charges of $70,649. Accounting and Legal fees, administration and management fees reflect costs incurred for initial regulatory filings and executive staffing respectively. Costs incurred in the year ended April 30, 2006 increased over the comparative period due to the completion of our earlier development, program and the reor-ganization of Galaxy, Stream Horizon and Infotec.

Liquidity and Capital Resources
            As of April 30, 2006, we had an accumulated deficit of $2,010,253 and a bank overdraft of $7,008.  Our working capital deficit at April 30, 2006 was $1,439,657.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from related parties and accounts payable to suppliers.

            Our working capital is currently insufficient to sustain our current operations.  Our operations are currently dependent on our supplier’s willingness and ability to continue to provide services without some assurance of payment.  Our plan is to seek additional funding and business relationships.

            While management believes that sales revenues can be grown and that ultimately profitable operations can be attained in the future, there is no assurance that sales revenues will be maintained or grown or that they will ultimately be of a level required to generate profitable operations or provide positive cash flow.  We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow suffi-cient to sustain operations and achieve profitability.  To fund our operations and more fully implement our business plan, we may seek additional capital in the private and/or public equity markets through the sale of equity or debt securities.  If we receive additional funds through the issuance of equity securities, however, our existing stockholders may experience significant dilution.  If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders.  As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

           We currently market a range of products and services, however, we have limited revenues and limited operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objec-tives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2006, that there is substantial doubt about our ability to continue as a going concern.

            Additional Risk Factors
            As noted throughout this annual report, Infotec Business Systems, Inc., is an emerging devel-opment stage company and accordingly, there are many risks that affect our operations and our ultimate viability.  It is not possible, however, to foresee all risks which may affect us.  Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan.  Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading "Liquidity and Capital Resources" above and the additional risk factors we have set out below.

            Operating History - We are presently in the process of marketing products and services which we have developed or acquired.  We have only a limited operating history from which investors can evaluate our future business prospects or management’s performance.  As a result, you have no reli-able means to determine whether you should make an investment in this company.

            Marketable Products - In order to sell our products and services, we must demonstrate to poten-tial customers that we have systems and services that are functional, supported, cost effective and address their needs.  We haves developed products and services which we have introduced and from which we are receiving sales revenues.  At present however, we have only limited history in offering and supporting these product offerings. If products and services we offer do not meet customer needs and if customers are not convinced we can maintain, support and upgrade our offerings in future, or if our products contain product flaws or bugs, we will not be able to successfully market our products and services or earn revenues.

            Staff Availability - In addition to our president, we engage one full time technical manager and one part time VP of Finance, two full time staff in our filming division, one full time and one part time contractor for network administration and technical development, one full time Media Designer, one full time receptionist and one full time sales person. We currently have employment agreements with the directors, officers and employees we depend on for the successful implementation of our plan.

             Competition - We face competition from a wide range of firms in the streaming media and host-ing services industry.  These companies include large, well established and financially stronger companies.  We do not currently have resources to compete and may never have sufficient funds to be able to refine our offerings and successfully market our offerings so that we may become a factor in the industry.  These competitive disadvantages represent another factor which may cause investors in our securities to lose the value of their investment.

            Management Control - Current management owns or controls approximately 36.86% of the out-standing shares of our common stock.  Accordingly, they have almost complete influence in determining the outcome of all corporate transactions and business decisions.  The interests of man-agement may differ from the interests of the other stockholders, and since they have the ability to control most decisions through their control of our common stock, investors will have limited ability to affect decisions made by management.

             ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Infotec Business Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Infotec Business Systems, Inc. and Subsidiaries (a development stage company) (the Company) as of April 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal controls over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infotec Business Systems, Inc. and Subsidiaries as of April 30, 2006 and 2005, and the results of its operations and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

July 10, 2006
Irvine, California

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30
	2006	2005
Assets

Current Assets
Cash	$-	$3,544
Accounts receivable	101,735	1,731
Accounts receivable - related party	13,741	1,957
Prepaid expenses	4,789	1,589

Total Current Assets	120,265	8,821

Property and Equipment (Note 4(d) and 9)	244,912	28,378
Accumulated Depreciation (Note 4(e))	(86,277)	(11,747)
Net Property and Equipment	158,635	16,631

Intangible Assets (Note 4)	3,512	-
Accumulated Amortization	(447)	-
Net Intangible Assets	3,065	-

Goodwill (Note 5)	687,369	-

Total Assets	$969,334	$25,452

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	$7,008	$0
Accounts payable	126,483	32,298
Accounts payable - related party (Note 11(c))	133,302	129,141
Deferred Revenue	4,000	-
Loans Payable to Stockholders (Note 6)	177,563	-
Due to related party (Note 10)	145,337	18,500
Compensation Payable (Note 7)	966,229	-

Total Current Liabilities	1,559,922	179,939

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at April 30, 2006 and 2005, respectively	-	-
Common stock, voting; $0.001 par value; 750,000,000 shares authorized;
121,500,000 and 101,250,000 shares issued and outstanding at
April 30 2006 and 2005, respectively	121,500	101,250
Additional paid in capital	1,284,050	139,300
Accumulated other comprehensive income	14,114	2,948
Deficit accumulated during the development stage	(2,010,252)	(397,985)

Total Stockholders’ Equity (Deficit)	(590,588)	(154,487)

Total Liabilities and Stockholders’ Equity	$969,334	$25,452

(The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			amount
			from inception
			(December 13,
			2002
	For the year ended		through
	April 30, 2006	April 30,2005	April 30, 2006
Revenues	$187,448	$17,267	$218,393

Revenues from related parties (Note 11(b))	-	1,676	1,676

Cost of goods sold	(68,411)	(10,319)	(79,735)

Gross Profit	119,037	8,624	140,334

Expenses
Accounting and Legal	80,980	27,199	108,636
Administration Fees	990,879	-	990,879
Acquisition fees	-	90,000	90,000
Depreciation	70,649	4,995	81,150
Management Fees (Note 11(a))	220,940	15,141	264,097
Office and telephone	19,740	4,791	25,922
Rent and Insurance	52,826	-	52,826
Subcontracts	61,756	-	61,756
Travel	17,627	-	17,627
Wages and Benefits	50,907	-	50,907

Total Expenses	1,566,304	142,126	1,743,800

Operating Loss	(1,447,267)	(133,502)	(1,603,466)

Other income and Expenses
Impairment of Goodwill	(165,000)	-	(165,000)

Net loss before taxes	(1,612,267)	(133,502)	(1,768,466)

Provision for income taxes (Note 8)	-	-	-

Net Loss	($1,612,267)	($133,502)	(1,768,466)

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	113,203,425	29,480,738

                    (The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock				Deficit accumulated	Total
	Number of shares	Amount	Number of shares	Amount	Paid-in capital	Compre- hensive Income	during the development stage	stockholders' equity (deficit)
Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	15,000,000	15,000	(14,838)	-	-	162
Equipment	-	-	20,000,000	20,000	(3,449)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	15,000,000	15,000	(2,035)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430

Balance - April 30, 2003	-	-	50,000,000	50,000	(20,322)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	50,000,000	50,000	(20,322)	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	45,875,000	45,875	(37,203)	-	(241,786)	(233,114)
Services	-	-	1,250,000	1,250	88,750	-	-	90,000

Stock issued for settlement of
Consulting fees	-	-	4,125,000	4,125	108,075	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	101,250,000	101,250	139,300	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 7)	-	-	5,000,000	5,000	245,000	-	-	250,000
Business acquisition (Note 10)	-	-	12,500,000	12,500	737,500	-	-	750,000
Share purchase agreement (Note 10)	-	-	2,750,000	2,750	162,250	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,573,291)	(1,573,291)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	12,969	-	12,969

Comprehensive (loss)	-	-	-	-	-	-	-	(1,560,322)

Balance - April 30, 2006	-	$-	121,500,000	$121,500	$1,284,050	$15,917	$(1,971,276)	$(549,809)

(The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Cumulative
			amount from
			inception
	For the year ended April 30,		(December 13, 2002 to April 30,
	2006	2005	2006)
Cash Flows From Operating Activities
Net Loss	($1,612,267)	($133,502)	($1,729,490)
Adjustments to reconcile net loss to cash
Depreciation	70,649	4,995	47,174
Acquisition fees	-	90,000	90,000
Impairment of goodwill	165,000	-	165,000
Changes in working capital items
Increase (decrease) in bank overdraft	7,008	-	7,008
Increase (decrease) in accounts payable	94,185	(93,495)	(3,292)
Increase (decrease) in accounts payable- related party	4,161	124,318	133,302
Increase in unearned revenue	4,000	-	4,000
Increase in due to related parties	126,837	18,500	145,337
Increase in compensation payable	966,229	-	966,229
(Increase) decrease in accounts receivable	(100,004)	(1,560)	(101,564)
(Increase) decrease in accounts receivable- related party	(11,784)	(1,957)	(13,741)
Decrease in prepaid expenses	(3,200)	748	(2,452)

Net Cash Provided By (Used in) Operating Activities	(289,186)	8,047	(292,489)

Cash Flows to Investing Activities

Acquisition of property and equipment	(139,892)	(5,868)	(147,877)
Acquisition of intangible assets	(3,512)	-	(3,512)

Net Cash Used in Investing Activities	$(143,404)	(5,868)	$(151,389)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	177,563	-	177,563
Cash received in recapitalization	-	1,353	1,353
Proceeds from issuance of common stock	250,000	-	263,127

Net Cash provided by Financing Activities	427,563	1,353	442,043

Increase (Decrease) in Cash in the Period	(5,027)	3,532	(1,835)

Comprehensive gain (loss) on translation	1,483	(225)	1,835

Cash - Beginning of Period	3,544	237	-

Cash - End of Period	$-	$3,544	$-

Non-Cash Financing Activities
Common shares issued for equipment	$76,642	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	($234,467)	($234,467)

Issuance of common stock for purchase goodwill	$838,358	$-	$838,358

Issuance of common stock for services	$-	$-	$-

Issuance of common stock for consulting	$-	$112,200	$112,200

(The accompanying notes are an integral part of these financial statements)

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

1. Development Stage Company

Infotec Business Systems, Inc. a Nevada corporation, incorporated October 1, 2001 and its wholly owned subsidiaries  Galaxy Networks Inc., a British Columbia corporation incorporated December 13, 2002, Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”), a British Columbia corporation incorporated August 30, 2001 and Galaxy US Networks Inc, (formerly “Eventec Inc.”), a Nevada corporation incorporated April 25, 2003, (herein collectively referred to as “Infotec” or as the “Company”) is a development stage company engaged in the business of commercializing digital media encoder technology through the development of strategic alliances with major video producers.

The Company is engaged in the development of third generation Internet Services.  The development is currently focused on Streaming Video.

2. Reorganization

As of November 11, 2004, the Company entered into an agreement which provided for the reorganization of Galaxy Networks Inc., with and into Infotec Business Systems, Inc., becoming a wholly owned subsidiary of Infotec Business Systems, Inc.  The agreement is for the exchange of 100% of the outstanding Common Stock (Class A Common Stock) of Galaxy Networks Inc., for 20,000,000 (50,000,000 post-split) shares of Infotec Business Systems, Inc.’s $0.001 par value Common Stock.

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

Concurrent with the reorganization the Company issued 500,000 (12,500,000 post-split) shares of Common Stock for services valued at $90,000.

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

(c) Software Development Costs
Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at April 30, 2006 and 2005 respectively.

(d) Property and Equipment
Computer equipment, office equipment and demonstration equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for computer equipment and office equipment are five years and for demonstration equipment, three years.

Office equipment - computers	3 years
Office equipment - other	5 years
Demonstration equipment	3 years
Server systems	5 years
Software	1 years
Studio equipment	5 years
Leasehold Improvements	Over the term of the lease

(e)Goodwill and Other Intangible Assets
Goodwill and other Intangible Assets are accounted for in accordance with the Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost and where appropriate, amortized over the estimated lives of the related intangible assets using the straight line method. The estimated life of IP addresses has been determined to be three years from the date of the Company’s acquisition. Goodwill is recorded at cost. Management reviews the carrying cost of goodwill during the Company’s fiscal year, at such times as changes in the underlying assumptions as to the future value of goodwill arise. During the year ended April 30,2006, the Company purchased a block of IP addresses for $3,512. This asset is being amortized over 8 years.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

4. Summary of Significant Accounting Policies (continued)

(f) Impairment of Long Lived Assets
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

(g) Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share.

(h) Foreign Currency Transactions/Balances
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

(i) Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, and accounts payable.  The estimated fair value of these financial instruments approximate their carrying values, unless otherwise noted.

(j) Use of Estimates
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

(k) Revenue Recognition
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

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

4. Summary of Significant Accounting Policies (continued)

(l)Software Development Costs
Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at April 30, 2006 and April 30, 2005 respectively.

(m) Income Taxes
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

(n) Recent Pronouncements
All recent accounting pronouncements have been applied as appropriate.  The Company has taken into account all other recent pronouncements and has determined that they have no effect on the Company's consolidated financial statements.

5. Goodwill

The changes in the carrying amount of goodwill for the year ended April 30, 2006 are as follows:

Balance as at April 30, 2005	$-
Goodwill acquired in the period
ebahn Television Network Corp.	165,000
Stream Horizon Media	673,358
Currency translation adjustment	14,011
Impairment losses	(165,000)

Balance as at April 30, 2006	$687,369

6. Loans Payable to Stockholders

Loans to the Company by stockholders are non-interest bearing and have no fixed date for repayment. The total amount advanced at April 30, 2006 and April 30, 2005 was $177,563 and $0 respectively.

7. Compensation payable

The total amount of compensations payable at April 30, 2006 and April 30, 2005 was $966,229 and $0 respectively. $960,000 will be paid upon the issuance of stock, and $6,229 is an accrual for vacation pay, sick pay and car allowance for the Company’s president, these will be paid upon use or on February 8, 2007 if not used.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

8. Income Taxes

  The components of the deferred tax assets are as follows at April 30:

	2006	2005
Deferred tax assets:
Net non-capital loss carry-forward	$99,000	$41,000
Net operating loss carry-forward	686,000	248,000
Depreciation/Amortization allowance	47,000	-
Valuation allowance	(832,000)	(289,000)
Net deferred tax assets	$-	$-

The Company had available approximately $2,017,000 of unused net operating loss carry-forwards at April 30, 2006 that may be applied against future United States taxable income. These net operating loss carry-forwards expire for Federal purposes through 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

The Company had available approximately $288,000 unused non-capital loss carry-forwards at April 30, 2006, that may be applied against future Canadian taxable income. These non-capital loss carry- forwards expire through 2015. There is no assurance that the Company will realize the benefit of the net-capital loss carry-forwards.

Change in ownership provisions may limit the benefits from net operating losses and non-capital losses carried for both United States and Canadian tax purposes.  The impact of any limitations that may be imposed have not been determined.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At April 2006 and 2005, valuation allowances for the full amount of the net deferred tax assets were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between statutory tax rate and the effective income tax rate is as follows:

	2006	2005
Statutory Canadian tax (benefit) rate	(34.5)%	(34.5)%
United States (benefit) rate	(34.0)%	(34.0)%
Valuation allowance	68.5%	68.5%
Effective income tax rate	0.0%	0.0%

9. Property and Equipment

Property and equipment comprise:	April 30,
	2006	2005
Computer equipment and software	$157,354	$25,387
Demonstration equipment	2,635	2,341
Studio Equipment	79,708	-
Office equipment	5,215	650
	244,912	28,378
Less accumulated depreciation	86,277	11,747
	$158,635	$16,631

Depreciation expense at April 30, 2006 and April 30, 2005 was $70,649 and $4,995 respectively.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

10. Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at April 30, 2006 and 2005 was $145,337 and $18,500 respectively.

11. Related Party Transactions

During the years ended April 30, 2006 and 2005, the Company entered into transactions (recorded at exchange values) with related parties as follows:

(a)

Management Fees	April 30, 2006	April 30,2005
Secretary Treasurer	$10,000	$8,149
President of the Company	94,280	3,492
Chief Technical Officer	106,160	-
Chief Financial Officer	10,500	-
Finance administrator	-	3,500
	$220,940	$15,141

(b)Revenues include $0 and $1,676 received or receivable from companies with directors in common for the years ended April 30, 2006 and 2005 respectively.
(c)Accounts payable at April 30, 2006 and 2005, include the amount of $133,302 and $129,141 respectively, due to a shareholder and former officer of the Company and to companies related to a stockholder and former officer of the Company.

12. Capital Stock

(a)	On September 16, 2005, the Company completed a private placement of 2,000,000 (5,000,000 post-split) shares of common stock at a price of $0.125 per share for cash proceeds of $250,000.

(b)
On September 30, 2005, the Company issued 5,000,000 (12,500,000 post-split) common shares in exchange for the business and assets of Stream Horizon Media at a price of $0.06 per share for a cash proceeds of $750,000

(c)
On September 30, 2005 the Company issued 1,100,000 (2,750,000 post-split) common shares in exchange for the prior development and assets of ebahn Television Network Corp., for an aggregated consideration of $165,000.

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

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

            ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and VP of Finance (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this annual report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this annual report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inad-equate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

            ITEM 8B. OTHER INFORMATION.

            None.

PART III

            ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PER-SONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           The following table sets forth the names, positions and the ages of our directors and executive officers.  Directors are elected at our annual meeting of stockholders and serve for a one year term or until removed from office in accordance with our bylaws or their successors are elected and qualify.  Officers are appointed by the board of directors and their terms of office are, except to the extent gov-erned by employment contract, at the direction of the board of directors.  Directors do not currently receive any compensation for their services in acting as directors.

Director	Name	Age	Position	Since
	Arthur Griffiths	49	Chief Executive Officer President and Director	2006
	Carol Shaw	41	Secretary, Treasurer and Director	2004

Arthur Griffiths served as a director and as our President, Chief Executive Officer since February 10, 2006 Arthur Griffiths has an extensive background in broadcasting, having served as Director of Western International Communications (WIC) from 1990 through 1995. WIC was Canada's largest broadcaster prior to its eventual sale in 1999. Arthur owned and operated the National Hockey League's Vancouver Canucks for a number of years, while spearheading the successful development of General Motors Place in 1994. In 1995, GM Place opened its doors to the public as the first privately financed arena in Canada in over 60 years, becoming the home of the Canucks and the NBA's newly created Vancouver Grizzlies franchise. By 1998, a group led by Arthur developed the 2010 Olympic Bid proposal, including venue development designs that eventually won Vancouver and Whistler's right to compete as Canada's national candidate for the 2010 Olympic Winter Games. In achieving this goal, the Bid Team was able to successfully prove to the Canadian Olympic Association that Vancouver and Whistler could develop the appropriate venues for such a vast undertaking. Concurrently, Arthur worked for the Rapid Transit Project Office, serving as Chair of Public Consultation and Chief Negotiator in the development of the new Millennium Skytrain Line. His primary responsibilities on the project were to meet and negotiate with municipalities and vehicle manufacturers; attend public forums to hear the concerns of the public and environmental groups and facilitate the formation of station development and design. Throughout his business career, Arthur has excelled in a variety of development projects requiring use of his experience and personal relationships relating to environmental and aboriginal issues. For the last five years he has developed real estate projects in Vancouver and Victoria and hosted a radio program focused on the business of sport. A truly valuable asset to the company, Arthur now devotes his efforts to Infotec on a full-time basis.

            Carol Shaw, served as a director and as our President, Chief Executive Officer from November 11, 2004 to March 31, 2006. She served as a director and as our Secretary and Treasurer since April 1, 2006  Ms. Shaw was a cofounder of Galaxy Networks Inc. Ms. Shaw has an extensive and successful financial management history, with a background on Tax and small business account-ing.  Ms. Shaw has managed the financial operations of a real estate company, a local long distance carrier and several technology companies.  Ms. Shaw has extensive training in marketing and has produced marketing material including comprehensive training manuals, brochures, and advertising materials.  Ms. Shaw has also designed and implemented a long distance billing and accounting soft-ware package, allowing automated invoicing, statement and account management and has been involved in the coordination of network deployment, and system resource management for several Internet companies including Galaxy Networks Inc.

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

            Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B.  In general, an "audit committee financial expert", is an individual member of an audit committee who (a) understands generally accepted accounting principals and financial statements, (b) is able to assess the general application of such principals in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements compa-rable to the breadth and complexity of the company’s financial Statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from December 13, 2002 (inception) through April 30, 2006 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2006; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2006:

Other Securities Annual Underlying All
Name and	Fiscal			Compen-	Options/LTIP	Other
Principal Position	Year	Salary	Bonus	sation	SARs (#)	Payouts	Compensation

Carol Shaw	2006	$58,551	-	-	-	-	-
President, CEO	2005	$3,492	-	-	-	-	-

Arthur Griffiths	2006	$29,500	-	$6,229	-	-	-
President, CEO	2005	$-	-	-	-	-	-

Ed Clunn	2006	$106,160		-	-	-	-
CTO	2005	$-		-	-	-	-

Carol Shaw	2006	$10,000	-	-	-	-	-
Secretary/Admin	2005	$3,500	-	-	-	-	-

Bob Danvers	2006	$10,500	-	-	-	-	-
CFO/Secretary	2005	$8,149	-	-	-	-	-

Option/SAR Grants
We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2006.

Compensation of Directors
There are no standard arrangements pursuant to which directors are compensated for any ser-vices provided as director.  No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MAN-AGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of June 30, 2006 by:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)	each of our directors; and
(iii)	all executive officers and directors as a group.

As at June 30, 2006, there were 121,500,000 shares of our common stock issued and outstanding.

Name and Address of	Amount and Nature of
Beneficial Owner (1)	Beneficial Owner (2)	Percent of Class

Carol Shaw (3)	8,125,000	6.69%
Edward Clunn (4)	36,660,000	30.17%
Robert Danvers	11,720,000	9.60%
Bram Solloway	10,503,125	8.60%

All Executive Officers and Directors as a group (2 persons)	44,725,000	36.86%
_____________________

(1) Unless otherwise indicated the address of each of the listed beneficial owners identified is #150 - 1152 Mainland Street, Vancouver, BC V6B 4X2.
(2) Under securities law, a person is considered a "beneficial owner" of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security.  A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.
(3) Includes 36,660,000 common shares held in the name of Edward Clunn.  Carol Shaw is the spouse of Edward Clunn.  Each disclaims beneficial ownership of the shares beneficially owned by the other.
(4) Includes 8,125,000 common shares held in the name of Carol Shaw.  Edward Clunn is the spouse of Carol Shaw.  Each disclaims beneficial ownership of the shares beneficially owned by the other.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans nor are there any securities authorized for issu-ance under an equity compensation plan or program.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as set forth below, in the last two fiscal years ended April 30, 2006, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of simi-lar transactions, to which we are or will be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any security holder who is known by us to own of record or beneficially more than five percent of our common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the period from May 1, 2003, through April 30, 2005:

Effective May 2003, the company approved a fee of $5,000 per month to Danby Financial Management Corp., a company controlled by our President at that time, for services rendered by Mr. Danvers.

In May 2003 we entered into a licensing agreement with CTEC Security Solutions Inc., a com-pany with a director in common, to enable us to incorporate public key infrastructure security into our online systems.  In September 2003, the license agreement was amended to expand our selling territory.

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

As disclosed heretofore, our president and most but not all the members are employed by us on a full-time basis.  If a specific business opportunity becomes available, such part time employees may face a conflict in selecting between our business and their other business interests.  We have a policy for the resolution of such conflicts.  We currently have agreements with members of our management team.

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
_______________________

(1)Incorporated by reference to the registration statement on Form SB-2 file number 333-90618, as amended, as declared effective by the Securities and Exchange Commission on November 5, 2002.

(2)Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

(3)Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 26, 2005 as Item 10.1.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended April 2006 and 2005, the Company incurred the following fees for professional services rendered by the principal accountant:

	2006	2005

Fees for audit services	$34,460	$27,080

Fees for audit related services	-	-

Tax fees	-	-

All other fees	-	-

The board of directors pre-approves all audit and non-audit services to be performed by the company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infotec Business Systems, Inc.
(Registrant)

By: /s/ Arthur Griffiths
      Arthur Griffiths
  President, Chief Executive Officer, Director

Date: July 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur Griffiths	President, Director, CEO,	July 21, 2006
Arthur Griffiths	Principal Executive, Officer

/s/ Carol Shaw	Secretary, Treasurer, Director	July 21, 2006
Carol Shaw	Principal Finance and Accounting Officer