Form 10KSB/A
period 2006-04-30
INFOTEC BUSINESS SYSTEMS INC
filed 2006-07-31
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 1 to
FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes(  )  No(X)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X

EXPLANATION OF AMENDMENT

We are filing this Amendment No. 1 due to Exhibits 21, 31.1, 31.2 & 32 were inadvertently omitted due to a clerical error in the edgarization process. There are no other changes to the 10K other than the missed exhibits.

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

Date: July 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur Griffiths	President, Director, CEO,	July 28, 2006
Arthur Griffiths	Principal Executive, Officer

/s/ Carol Shaw	Secretary, Treasurer, Director	July 28, 2006
Carol Shaw	Principal Finance and Accounting Officer