Form 10QSB
period 2006-07-31
INFOTEC BUSINESS SYSTEMS INC
filed 2006-09-20
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 333-90618

INFOTEC BUSINESS SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0358149
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

230 - 1122 Mainland Street, Vancouver BC	V6B 5L1
(Address of principal executive offices)	(Zip Code)

Issuers Telephone Number (604) 682-1442

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

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 121,500,000 as of July 31, 2006.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the three months ended July 31, 2006

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of July 31, 2006 and April 30, 2006	3

	Statements of Operations for the three month periods ended July 31, 2006 and July 31, 2005 and from inception (December 13, 2002) thrrough July 31, 2006	4

	Statements of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through July 31, 2006	6

	Statements of Cash Flows for the three month periods ended July 31, 2006 and July 31, 2005 and from inception (December 13, 2002) through July 31, 2006.	8

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2006	2006

Assets
Current Assets:
Cash	$-	$-
Accounts receivable	138,568	101,735
Accounts receivable - related parties	13,576	13,741
Prepaid expenses and deposits	20,790	4,789

Total Current Assets	172,934	120,265

Property and Equipment, net of accumulated depreciation	178,823	158,635

Other assets, net of accumulated amortization	2,946	3,065

Goodwill (Note 4)	687,369	687,369

Total Assets	$1,042,072	$969,334

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$13,564	$7,008
Accounts payable	139,961	121,483
Accounts payable - related parties (Note 9(b))	133,302	133,302
Deferred Revenue	-	4,000
Loans payable to stockholders (Note 5)	226,616	177,563
Due to related party (Note 6)	340,356	145,337
Compensation payable (Note 7 )	973,205	966,229

Total Current Liabilities	1,827,004	1,559,922

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at July 31, 2006 and
April 30, 2006, respectively	-	-
Common stock, voting; $0.001 par value; 750,000,000 shares authorized;
121,500,000 and 121,500,000 shares issued and outstanding at
July 31, 2006 and April 30, 2006, respectively (Note 8(d))	121,500	121,500
Additional paid in capital	1,284,050	1,284,050
Accumulated other comprehensive income	14,543	14,114
Deficit accumulated during the development stage	(2,205,025)	(2,010,252)

Total Stockholders’ Equity (Deficit)	(784,932)	(590,588)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,042,072	$969,334

The accompanying notes are an integral part of these financial statements.

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the three months ended		2002)
	July 31,		through
	2006	2005	July 31, 2006

Revenue	$219,081	$10,284	$437,474

Revenue from related parties (Note 9(a))	-	1,112	1,676
	219,081	11,396	439,150

Cost of goods sold	(136,191)	(3,643)	(215,926)

Gross Profit	82,890	7,753	223,224

Expenses
Depreciation	4,487	1,943	85,637
Office, telephone and administration	8,765	1,657	1,025,566
Management Fees	75,975	-	340,072
Accounting & Legal	24,431	-	133,067
Advertising & Promotion	10,118	-	10,118
Interest & Bank Charges	7,634	-	7,634
Licenses, Dues & Fees	6,851	-	6,851
Rent & Insurance	21,614	-	74,440
Wages, Benefits & Subcontract	83,308	-	195,971
Travel	27,444	-	45,071
Development costs	7,036	-	7,036
Impairment of goodwill (Note 11)	-	-	165,000
Acquisition fees	-	-	90,000

Total Expenses	277,663	38,635	2,186,463

Net loss before taxes	(194,773)	(30,882)	(1,963,239)

Provision for income taxes	-	-	-

Net Loss	$(194,773)	$(30,882)	$(1,963,239)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	121,500,000	40,500,000

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

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	50,000,000	50,000	(20,322)	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	45,875,000	45,875	(37,203)	-	(241,786)	(233,114)
Services	-	-	1,250,000	1,250	88,750	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	4,125,000	4,125	108,075	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	101,250,000	101,250	139,300	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	5,000,000	5,000	245,000	-	-	250,000
Business acquisition (Note 10)	-	-	12,500,000	12,500	737,500	-	-	750,000
Share purchase agreement (Note 11)	-	-	2,750,000	2,750	162,250	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	121,500,000	$121,500	$1,284,050	$14,114	$(2,010,252)	$(590,588)

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

Net (loss) for the period	-	-	-	-	-	-	(194,773)	(194,773)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	429	-	429

Comprehensive (loss)	-	-	-	-	-	-	-	(194,344)

Balance - July 31, 2006	-	$-	121,500,000	$121,500	$1,284,050	$14,543	$(2,205,025)	$(784,932)

The accompanying notes are an integral part of these financial statements

 Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the three month period ended		2002)
	July 31,		through
	2006	2005	July 31, 2006

Cash Flows From Operating Activities
Net Loss	$(194,773)	$(30,882)	$(1,924,263)
Adjustments to reconcile net loss to cash
Depreciation	4,487	1,943	51,661
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Changes in working capital items
Increase (decrease) in bank overdraft	6,556		13,564
Increase (decrease) in accounts payable	18,478	8,166	15,186
Increase (decrease) in unearned revenue	(4,000)	-	-
Increase in accounts payable - related parties	-	12,738	133,302
Increase in due to related parties	195,199	-	340,356
Increase in compensation payable	6,976	-	973,205
(Increase) in accounts receivable	(36,833)	(6,995)	(138,397)
Decrease in accounts receivable related parties	165	672	(13,576)
(Increase) in prepaid expenses	(16,001)	(45)	(18,453)

Net Cash Provided by (Used In) Operating Activities	(19,926)	(14,403)	(312,415)

Cash Flows to Investing Activities
Acquisition of property and equipment	(23,633)	(7,932)	(171,510)
Acquisition of other assets	119	-	(3,512)

Net Cash Used in Investing Activities	(23,514)	(7,932)	(175,022)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	49,053	23,500	226,616
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	263,127

Net Cash Provided by Financing Activities	49,053	23,500	491,096

Increase (Decrease) in Cash in the Period	(5,613)	1,165	(7,448)

Comprehensive gain (loss) on translation	5,613	(1,916)	7,448

Cash - Beginning of Period	0	3,544	0

Cash - End of Period	$0	$2,793	$0

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the three month period ended		2002)
	July 31,		through
	2006	2005	July 31, 2006

Non-Cash Financing Activities
Common stock issued for equipment	$-	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for consulting	$-	$-	$112,200

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Infotec Business Systems, Inc. (the Company) and its wholly owned subsidiaries, Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”, and Galaxy US Networks Inc. (formerly, Eventec Inc) for the three month periods ended July 31, 2006 and 2005 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three month periods ended July 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2006 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-KSB for the year ended April 30, 2006 filed on March 15, 2006.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending July 31, 2006 and 2005.

3. Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.1316, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.1164.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at July 31, 2006 and April 30, 2006 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended July 31, 2006 which generated a fully reserved tax asset.

4.  Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2006 are as follows:

Balance as at April 30, 2006	$687,369

Balance as at July 31, 2006	$687,369

5.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2006 and April 30, 2006 was $226,616 and $177,563 respectively.

6.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2006 and April 30, 2006 was $340,356 and $145,337, respectively.

7. Compensation Payable

The total amount of compensations payable at July 31, 2006 and April 30, 2006 was $973,205 and $966,229 respectively. $960,000 will be paid with the issuance of common stock and $13,205 is an accrual for vacation pay, sick pay and car allowance for the Company’s president, these will be paid upon use or on February 8, 2007 if not used.

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

9.  Related Party Transactions

(a)	Revenues include $0 and $1,112 received or receivable from companies with a director in common for the three month periods ended July 31, 2006 and 2005 respectively.

(b)
Accounts payable - related parties includes the amount of $133,302 and $133,302 at July 31, 2006 and April 30, 2006, respectively, due to officers and directors of the Company and to companies related to an officer and director of the Company.

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

At September 30, 2005

Property, plant and equipment	$76,642
Intangible assets
Goodwill	673,358

Liabilities assumed	(-)

Net assets acquired	$750,000

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

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly “Eventec Inc.”), at July 31, 2006, and their results of operations from November 11, 2004 to July 31, 2006.

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

Stream Horizon operates the only studio we are aware of its kind in the Vancouver area. Stream Horizon currently films and edits television programs and web based videos for a variety of customers at its facilities. Stream Horizon films and produces DVDs for several sports academies around the lower mainland of British Columbia.

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

Employment

In addition to our President/CEO, we engage a Chief Technical Officer, a Controller, a full-time Business Development person, three full time staff in our filming division and two part-time contractors for network administration and technical development. With additional funding, our plan is to increase our staff levels over the next twelve month period to include a full time person in office and administration and additional full time staff members for customer support. We would also upgrade a part time network administrator to full time. We have budgeted the amount of $263,000 over the next twelve month period for such staff. As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged to perform required services. We do not currently have funding available to engage additional staff as set out above.

Results of Operations

Our July 31, 2006 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to July 31, 2006 and incorporate the accounts and operations for Infotec Business Systems, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to July 31, 2006.

For the period from incorporation, December 13, 2002 through July 31, 2006, we incurred a deficit of $1,963,239. Operating expenditures during the period totaled $2,186,463, composed principally of Management fees of $340,072, office, telephone and administrative of $1,025,566, wages, benefits and subcontract $195,971, accounting & legal $133,067 and depreciation charges of $85,637. Cumulative net revenues less cost of goods sold during the period totaled $223,224.

For the three month period ended July 31, 2006, we incurred a loss from operations of $194,773. Revenues, net of costs of goods sold were $78,890 in the period. Our principal areas of expenditure during the period were for Management fees of $75,975, accounting &legal fees of $24,431, travel expenses $27,444, rent & insurance of $21,614 and advertising & promotion of $10,118. Costs incurred in the three month period to July 31, 2006 increased over the comparative period in 2005 due to our development program, the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, ebahn Television Network Corp. and Infotec.

Liquidity and Capital Resources

As of July 31, 2006, we had an accumulated deficit of $2,205,025, stockholders deficit of $784,932 and cash on hand of $0. Our working capital deficit at July 31, 2006 was $1,654,070. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

Staff Availability - We currently engage our President/CEO, our Chief Technical Officer, our Controller, one full-time Business Development person, three full time staff in our filming division and two part-time contractors for network administration and technical development. We currently have employment agreements with the directors, officers, employees and contractors we depend on for the successful implementation of our plan. However, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

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

ITEM 3.   Controls and Procedures

On July 31, 2006, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer (also Secretary and Treasurer) concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (also Secretary and Treasurer), as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

INFOTEC BUSINESS SYSTEMS, INC. (Registrant)

Date: September 20, 2006	By:	/s/ Arthur Griffiths
(Arthur, President, Director, CEO)

By:	/s/ Carol Shaw
(Carol Shaw, Secretary, Treasurer)