Form 10KSB/A
period 2006-04-30
INFOTEC BUSINESS SYSTEMS INC
filed 2006-12-01
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Amendment No. 2 to
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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X

EXPLANATION OF AMENDMENT

We are filing this Amendment No. 2 due to the Consolidated Statements of Stockholders’ Equity were incorrect due to a clerical error in the edgarization process. The corrections are as follows: Net (loss) for the period from (1,573,291) to (1,612,267), Adjustment for Foreign currency translation adjustment from 12,969 to 11,166 and the relating footings for Comprehensive Income, Deficit accumulated during the development stage, and Total stockholders’ equity. There are no other changes to the 10-KSB other than those stated above.

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

Adjustment for
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

Date: November 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur Griffiths	President, Director, CEO,	November 30, 2006
Arthur Griffiths	Principal Executive, Officer

/s/ Carol Shaw	Secretary, Treasurer, Director	November 30, 2006
Carol Shaw	Principal Finance and Accounting Officer