Form 10QSB
period 2006-10-31
INFOTEC BUSINESS SYSTEMS INC
filed 2006-12-15
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2006

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

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 121,500,000 as of October 31, 2006.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the three months ended October 31, 2006

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of October 31, 2006 and April 30, 2006	3

	Statements of Operations for the six month periods ended October 31, 2006 and October 31, 2005 and from inception (December 13, 2002) through October 31, 2006
		4

	Statements of Operations for the three month periods ended October 31, 2006 and October 31, 2005	5

	Statement of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through October31, 2006	6

	Statements of Cash Flows for the six month periods ended October 31, 2006 and October 31, 2005 and from inception (December 13, 2002) through October 31, 2006.	9

	Notes to the Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2006	2006

Assets
Current Assets:
Cash	$3,955	$-
Accounts receivable	358,641	101,735
Accounts receivable - related parties	-	13,741
Prepaid expenses and deposits	20,879	4,789

Total Current Assets	383,475	120,265

Property and Equipment, net of accumulated depreciation	130,207	158,635

Other assets, net of accumulated amortization	2,820	3,065

Goodwill (Note 4)	687,369	687,369

Total Assets	$1,203,871	$969,334

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$-	$7,008
Accounts payable	163,614	126,483
Accounts payable - related parties (Note 9(b))	133,302	133,302
Deferred Revenue	-	4,000
Loans payable to stockholders (Note 5)	321,135	177,563
Due to related party (Note 6)	419,804	145,337
Compensation payable (Note 7 )	980,181	966,229

Total Current Liabilities	2,018,036	1,559,922

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at October 31, 2006 and
April 30, 2006, respectively	-	-
Common stock, voting; $0.001 par value; 750,000,000 shares authorized;
121,500,000 and 121,500,000 shares issued and outstanding at
October 31, 2006 and April 30, 2006, respectively (Note 8(d))	121,500	121,500
Additional paid in capital	1,284,050	1,284,050
Accumulated other comprehensive income	17,307	14,114
Deficit accumulated during the development stage	(2,237,022)	(2,010,252)

Total Stockholders’ Equity (Deficit)	(814,165)	(590,588)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,203,871	$969,334

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the six months ended		2002)
	October 31,		through
	2006	2005	October 31, 2006

Revenue	$512,408	$71,280	$730,801

Revenue from related parties (Note 9(a))	-	1,112	1,676
	512,408	72,392	732,477

Cost of goods sold	(187,119)	(14,212)	(266,854)

Gross Profit	325,289	58,180	465,623

Expenses
Depreciation	14,449	6,089	95,599
Office, telephone and administration	20,281	18,995	1,037,082
Management Fees	160,472	78,492	424,569
Accounting & Legal	41,250	18,939	149,886
Advertising & Promotion	10,304	-	10,304
Interest & Bank Charges	9,307	-	9,307
Licenses, Dues & Fees	18,436	-	18,436
Rent & Insurance	43,438	-	96,264
Wages, Benefits & Subcontract	186,249	-	298,912
Travel	27,450	-	45,077
Development costs	17,886	-	17,886
Loss/gain on Foreign Currency Exchange	2,537	-	2,537
Acquisition fees	-	-	90,000

Total Expenses	552,059	122,515	2,295,859

Operating Loss	(226,770)	(64,335)	(1,830,236)

Other Income and Expenses
Impairment of goodwill (Note 11)	-	165,000	165,000

Provision for income taxes	-	-	-

Net Loss	$(226,770)	$(229,335)	$(1,995,236)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	121,500,000	105,152,174

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	October 31,
	2006	2005

Revenue	$293,285	$60,996
	293,285	60,996

Cost of goods sold	(50,923)	(10,568)

Gross Profit	242,362	50,428

Expenses
Depreciation	9,958	4,146
Office, telephone and administration	11,510	17,339
Management Fees	84,476	57,003
Accounting & Legal	16,818	5,393
Advertising & Promotion	181	-
Interest & Bank Charges	1,673	-
Licenses, Dues & Fees	11,585	-
Rent & Insurance	21,816	-
Wages, Benefits & Subcontract	102,879	-
Development costs	10,850	6,510
Loss/Gain on Foreign Currency Exchange	2,537	-
Impairment of goodwill (Note 11)	-	165,000

Total Expenses	274,283	255,391

Net loss before taxes	(31,921)	(204,963)

Provision for income taxes	-	-

Net Loss	$(31,921)	$(204,963)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	121,500,000	109,054,348

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance at inception December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	15,000,000	15,000	(14,838)	-	-	162
Equipment	-	-	20,000,000	20,000	(3,449)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	15,000,000	15,000	(2,035)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	50,000,000	50,000	(20,322)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	50,000,000	50,000	(20,322)	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	45,875,000	45,875	(37,203)	-	(241,786)	(233,114)
Services	-	-	1,250,000	1,250	88,750	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	4,125,000	4,125	108,075	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	101,250,000	101,250	139,300	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	5,000,000	5,000	245,000	-	-	250,000
Business acquisition (Note 10)	-	-	12,500,000	12,500	737,500	-	-	750,000
Share purchase agreement (Note 11)	-	-	2,750,000	2,750	162,250	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	121,500,000	$121,500	$1,284,050	$14,114	$(2,010,252)	$(590,588)

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Net (loss) for the period	-	-	-	-	-	-	(226,770)	(226,770)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	3,193	-	3,193

Comprehensive (loss)	-	-	-	-	-	-	-	(223,577)

Balance - October 31, 2006	-	-	121,500,000	$121,500	$1,284,050	$17,307	$(2,237,022)	$(814,165)

The accompanying notes are an integral part of these financial statements

 Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2006	2005	October 31, 2006

Cash Flows From Operating Activities
Net Loss	$(226,770)	$(235,846)	$(1,956,260)
Adjustments to reconcile net loss to cash
Depreciation	14,449	6,089	61,624
Acquisition fees	-	-	90,000
Impairment of goodwill	-	165,000	165,000
Changes in working capital items
Increase (decrease) in bank overdraft	(7,008)		-
Increase (decrease) in accounts payable	37,131	2,381	33,839
Increase in accounts payable - related parties	-	44,955	133,302
Increase in due to related parties	274,467	-	419,803
Increase in compensation payable	13,952	-	980,181
(Increase) in accounts receivable	(256,907)	(61,007)	(358,471)
Decrease in accounts receivable related parties	13,741	1,957	-
(Increase) in prepaid expenses	(16,090)	(35,430)	(18,542)

Net Cash Provided by (Used In) Operating Activities	(153,035)	(111,901)	(449,524)

Cash Flows to Investing Activities
Acquisition of property and equipment	14,653	(77,688)	(133,224)
Acquisition of other assets	(50)	(3,282)	(3,562)

Net Cash Used in Investing Activities	14,603	(80,970)	(136,786)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	143,572	23,500	321,135
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	250,000	263,127

Net Cash Provided by Financing Activities	143,572	273,500	585,615

Increase (Decrease) in Cash in the Period	5,140	80,629	(695)

Comprehensive gain (loss) on translation	(1,185)	(4,123)	4,650

Cash - Beginning of Period	-	3,544	-

Cash - End of Period	$3,955	$80,050	$3,955

(continued...)
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2006	2005	October 31, 2006

Non-Cash Financing Activities
Common stock issued for equipment	$-	$76,642	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$838,358	$838,358
Issuance of common stock for consulting	$-	$-	$112,200

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Infotec Business Systems, Inc. (the Company) and its wholly owned subsidiaries, Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”, and Galaxy US Networks Inc. (formerly, Eventec Inc) as of October 31, 2006 and for the six and three month periods ended October 31, 2006 and 2005 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six and three month periods ended October 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2006 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-KSB for the year ended April 30, 2006 filed on July 25, 2006, as amended on December 1, 2006.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending October 31, 2006 and 2005.

3. Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.1231, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.1154.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at October 31, 2006 and April 30, 2006 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended October 31, 2006 which generated a fully reserved tax asset.

4.  Goodwill

The changes in the carrying amount of goodwill for the three months ended October 31, 2006 are as follows:

Balance as at April 30, 2006	$687,369

Balance as at October 31, 2006	$687,369

5.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2006 and April 30, 2006 was $321,135 and $177,563 respectively.

6.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2006 and April 30, 2006 was $419,804 and $145,337, respectively.

7. Compensation Payable

The total amount of compensations payable at October 31, 2006 and April 30, 2006 was $980,181 and $966,229 respectively. $960,000 will be paid with the issuance of common stock and $20,181 is an accrual for vacation pay, sick pay and car allowance for the Company’s president, these will be paid upon use or on February 8, 2007 if not used.

8.  Capital Stock

(a)	On September 16, 2005, the Company completed a private placement of 2,000,000 (5,000,000 post-split) shares of common stock at a price of $0.125 per share for cash proceeds of $250,000.

(b)
On September 30, 2005, the Company issued 5,000,000 (12,500,000 post-split) common shares at a value of $750,000 in exchange for the business and assets of Stream Horizon Media (see Note 10 “Business Combination”).

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

9.  Related Party Transactions

(a)	Revenues include $0 and $1,112 received or receivable from companies with a director in common for the three month periods ended October 31, 2006 and 2005 respectively.

(b)
Accounts payable - related parties includes the amount of $133,302 and $133,302 at October 31, 2006 and April 30, 2006, respectively, due to officers and directors of the Company and to companies related to an officer and director of the Company.

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

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Infotec Business Systems, Inc., Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly “Eventec Inc.”), at October 31, 2006, and their results of operations from November 11, 2004 to October 31, 2006.

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2006. All figures representing shares of our capital stock have been adjusted to reflect the 2.5 to 1 forward split of our capital stock on October 18, 2005.

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

Overview

We are an emerging development company. We provide complete, end-to-end solutions for streaming media and broadcasting over the Internet, from filming and editing, to media hosting and transmission, to broadcasting through our Internet TV channel at www.Wavelit.com. We conduct our principal business operations through our wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that provide end-to-end solutions for streaming or broadcasting digital media over the Internet and through Stream Horizon Studios Ltd. (“Stream Horizon”, formerly Infotec Business Strategies, Inc.), our wholly-owned studio and film editing operation.

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

Wavelit.com

We also offer a complete Internet television experience via Wavelit.com, our Internet video broadcast portal/web site at http://www.wavelit.com, which utilizes our Galaxy Broadcast Network. Recently launched, Wavelit.com provides TV quality program viewing via the Internet. Wavelit.com is undergoing constant upgrade and development as we build on our product plan. We are currently offering viewers with a free Internet broadcast experience featuring a mix of live streamed content and ‘video on demand' content which demonstrate our encoding and broadcast capabilities. Wavelit.com can deliver content both for mass delivery at low bandwidth, and in high bandwidth for viewing in HDTV with surround sound. We plan to offer Wavelit.com in four formats:

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

Results of Operations

Our October 31, 2006 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to October 31, 2006 and incorporate the accounts and operations for Infotec Business Systems, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to October 31, 2006.

For the period from incorporation, December 13, 2002 through October 31, 2006, we incurred a deficit of $1,995,236. Operating expenditures during the period totaled $2,460,859, composed principally of Management fees of $424,569, office, telephone and administrative of $1,037,082, wages, benefits and subcontract $298,912, accounting & legal $149,886 and depreciation charges of $95,599. Cumulative net revenues less cost of goods sold during the period totaled $465,623.

For the six month period ended October 31, 2006, we incurred a loss from operations of $226,770. Revenues, net of costs of goods sold were $325,289 in the period. Our principal areas of expenditure during the period were for Management fees of $160,472, accounting &legal fees of $41,250, travel expenses $27,450, rent & insurance of $43,438 and Wages, Benefits & SubContracts of $186,249. Costs incurred in the six month period to October 31, 2006 increased over the comparative period in 2005 due to the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, and Infotec.

For the three month period ended October 31, 2006, we incurred a loss from operations of $31,921. Revenues, net of costs of goods sold were $242,362 in the period. Our principal areas of expenditure during the period were for Management fees of $84,476, accounting &legal fees of $16,818, rent & insurance of $21,816 and Wages, Benefits & SubContracts of $102,879. Costs incurred in the three month period to October 31, 2006 increased over the comparative period in 2005 due to the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, and Infotec.

Liquidity and Capital Resources

As of October 31, 2006, we had an accumulated deficit of $2,237,022, stockholders deficit of $814,165 and cash on hand of $3,955. Our working capital deficit at October 31, 2006 was $1,634,561. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

ITEM 3.   Controls and Procedures

On October 31, 2006, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer (also Secretary and Treasurer) concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (also Secretary and Treasurer), as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

INFOTEC BUSINESS SYSTEMS, INC. (Registrant)

Date: December 15, 2006	By:	/s/ Arthur Griffiths
(Arthur, President, Director, CEO)

By:	/s/ Carol Shaw
(Carol Shaw, Secretary, Treasurer)