Form 10QSB
period 2007-01-31
INFOTEC BUSINESS SYSTEMS INC
filed 2007-03-16
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

YES [   ]    NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 124,600,000 as of December 22, 2006.

INFOTEC BUSINESS SYSTEMS, INC.

Form 10-QSB for the nine months and three months ended January 31, 2007

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of January 31, 2007 and April 30, 2006	3

	Statements of Operations for the nine month periods ended January 31, 2007 and January 31, 2006 and from inception
	(December 13, 2002) through January 31, 2007	4

	Statements of Operations for the three month periods ended January 31, 2007 and January 31, 2006 and from inception
	(December 13, 2002) through January 31, 2007	5

	Statement of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through January 31, 2007	6

	Statements of Cash Flows for the nine month periods ended January 31, 2007 and January 31, 2006 and from inception
	(December 13, 2002) through January 31, 2007	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	23

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2007	2006

Assets
Current Assets:
Cash	$15,252	$-
Accounts receivable	127,694	101,735
Accounts receivable - related parties	-	13,741
Prepaid expenses and deposits (Note 10a)	108,560	4,789

Total Current Assets	251,505	120,265

Property and Equipment, net of accumulated depreciation	131,989	158,635

Other assets, net of accumulated amortization	2548	3,065

Goodwill (Notes 4 and 13)	687,369	687,369

Total Assets	$1,073,412	$969,334

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:

Bank Overdraft	$-	$7,008
Accounts payable	194,209	126,483
Accounts payable - related parties (Note 11a)	15,000	133,302
Deffered Revenue		4,000
Compensation payable (Note 6)		966,229
Loans payable to stockholders (Note 5 and 8)	-	177,563
Due to related party (Note 11b)	42,000	145,337
Total Current Liabilities	251,209	1,559,922

Long Term Liabilities:
Loans payable to stockholders (Note 5 and 8)	952,634	-
Compensation payable (Note 6)	960,000	-
Total Long Term Liabilities:	1,912,634	-

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at January 31, 2007 and
April 30, 2005, respectively	-	-
Common stock, voting; $0.001 par value; 750,000,000 shares authorized;
124,600,000 and 121,500,000 shares issued and outstanding at
January 31, 2007 and April 30, 2006, respectively (Note 10a)	124,600	121,500
Additional paid in capital	1,373,950	1,284,050
Accumulated other comprehensive income	(32,389)	14,114
Deficit accumulated during the development stage	(2,556,592)	(2,010,252)

Total Stockholders’ Equity (Deficit)	(1,090,431	(590,588)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,073,412	$969,334

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the nine months ended		2002) through
	January 31,		January 31,
	2007	2006	2007

Revenue	$591,933	$164,580	$810,326

Revenue from related parties	-	-	1,676
	591,933	164,580	812,002

Cost of goods sold	(258,508)	(20,210)	(338,243)

Gross Profit	333,425	144,370	473,759

Expenses

Depreciation	21,263	17,214	102,413
Office, telephone and administration	41,036	68,804	1,057,837
Management Fees	301,021	118,992	565,118
Accounting & Legal	110,153	70,988	218,789
Advertising & Promotion	10,092	-	10,092
Interest & Bank Charges	26,273	-	26,273
Licenses, Dues & Fees	37,385	-	37,385
Rent & Insurance	73,164	-	125,990
Wages, Benefits & SubContracts	254,680	88,911	367,343
Bad Debt Expense (Note 7)	239,370	-	239,370
Travel	49,742	-	49,742
Development costs	28,146	3,685	28,146
Loss/(Gain) on Foreign Currency Exchange	(52,128)	-	(52,128)
Acquisition fees	-	-	90,000

Total Expenses	1,140,197	368,594	2,866,370

Operating Loss	(806,772)	(224,224)	(2,392,611)

Other Income and Expenses
Impairment of goodwill (Notes 4 and 13)	-	(165,000)	(165,000)
Debt Forgiveness (Note 8)	260,432		260,432

Provision for income taxes	-	-	-

Net Loss	$(546,340)	$(389,224)	$(2,297,179)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	121,949,500	110,528,080

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	January 31,
	2007	2006

Revenue	$83,867	$93,300

Revenue from related parties		(1,112)
	83,867	92,188

Cost of goods sold	(72,172)	(5,998)

Gross Profit	11,695	86,190

Expenses

Depreciation	7,171	11,125
Office, telephone and administration	21,436	49,809
Management Fees	126,453	74,068
Accounting & Legal	69,425	52,049
Advertising & Promotion	-	-
Interest & Bank Charges	17,029	-
Licenses, Dues & Fees	18,950	-
Rent & Insurance	30,434	-
Wages, Benefits & SubContracts	74,831	55,343
Bad Debt Expense (Note 7)	239,370	-
Travel	832	-
Development costs	10,323	(2,826)
Loss/(Gain) on Foreign Currency Exchange	2,436	-
Acquisition fees	-	-

Total Expenses	618,690	239,568

Operating Loss	(606,995)	(153,378)

Other Income and Expenses
Debt Forgiveness (Note 8)	260,432

Provision for income taxes	-	-

Net Loss	$(346,563)	$(153,378)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	122,848,500	121,500,000
The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

							Deficit
	Preferred Stock		Common Stock				accumulated
							During	Total
						Compre-	The	stockholders’
	Number of		Number of		Paid-up	hensive	development	equity
	shares	Amount	shares	Amount	capital	income	Stage	(deficit)
Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	15,000,000	15,000	(14,838)	-	-	162
Equipment	-	-	20,000,000	20,000	(3,449)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	15,000,000	15,000	(2,035)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment		-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	50,000,000	50,000	(20,322)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	50,000,000	50,000	(20,322)	577	(22,697)	7,558

Stock issued for:
Acquisition (Note 14)	-	-	45,875,000	45,875	(37,203)	-	(241,786)	(233,114)
Services (Note 14)	-	-	1,250,000	1,250	88,750	-	-	90,000

Stock issued for settlement of
Consulting fees (Note 14)	-	-	4,125,000	4,125	108,075	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(-133,502)	(-133,502)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	101,250,000	101,250	139,300	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 10a)	-	-	5,000,000	5,000	245,000	-	-	250,000
Business acquisition (Note 12)	-	-	12,500,000	12,500	737,500	-	-	750,000
Share purchase agreement (Note 13)	-	-	2,750,000	2,750	162,250	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,101)

Balance - April 30, 2006	-	$-	121,500,000	$121,500	$1,284,050	$14,114	$(2,010,252)	$(590,588)

Stock issued for:
Consulting Agreement (Note 9)	-	-	3,100,000	3,100	89,900	-	-	93,000

Net (loss) for the period	-	-	-	-	-	-	(546,340)	(546,340)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(46,503)	-	(46,503)

Comprehensive (loss)	-	-	-	-	-	-	-	(592,843)

Balance - January 31, 2007	-	-	124,600,000	124,600	1,373,950	(32,389)	(2,556,592)	(1,090,431)

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the nine month period ended		2002)
	January 31,		through
	2007	2006	January 31, 2007

Cash Flows From Operating Activities
Net Loss	$(546,340)	$(389,224)	$(2,297,179)
Adjustments to reconcile net loss to cash
Depreciation	21,263	18,317	68,437
Acquisition fees	-	-	90,000
Impairment of goodwill		165,000	165,000
Gain on Foreign Exchange	52,128	-	52,128
Changes in working capital items
Increase (decrease) in bank	22,260	-	22,260
Increase (decrease) in unearned revenue	(4,000)	-	0
Increase (decrease) in accounts payable	67,726	48,404	64,434
Increase (decrease) in accounts payable - related parties	(118,302)	114,301	15,000
Increase (decrease) in due to related parties	(103,337)	(18,500)	42,000
(Increase) in accounts receivable	(25,960)	(117,571)	(37,744)
Decrease in accounts receivable - related party	13,741	1,957	0
Increase (decrease) in Compensation Payable	(6,229)		960,000
(Increase) decrease in PrePaid Expenses	(103,771)		(106,223)

Net Cash Provided by (Used In)
Operating Activities	(730,821)	(90,483)	(1,023,310)

Cash Flows to Investing Activities
Acquisition of property and equipment	9,456	(132,900)	(138,421)
Acquisition of other assets	114	(3,219)	(3,398)

Net Cash Used in Investing Activities	9,570	(136,119)	(141,819)

Cash Flows from Financing Activities

Increase in loans payable to stockholders (Note 5 and 8)	775,071	92,000	952,634
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	250,000	263,127

Net Cash Provided by Financing Activities	775,071	250,000	1,217,114

Increase (Decrease) in Cash in the Period	53,820	23,398	51,957

Comprehensive gain (loss) on translation	(38,568)	398	(36,733)

Cash - Beginning of Period	-	3,544	-

Cash - End of Period	$15,252	$27,340	$15,252

Non-Cash Financing Activities
Common stock issued for equipment	$-	$76,642	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock
Issuance of common stock for services	$-
Issuance of common stock for purchase goodwill	$-	$838,358	$838,358
Issuance of common stock for consulting	$93,000	$-	$205,200

The accompanying notes are an integral part of these financial statements

Infotec Business Systems, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Infotec Business Systems, Inc. (the Company) and its wholly owned subsidiaries, Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”, and Galaxy US Networks Inc. (formerly, Eventec Inc) as of January 31, 2007 and for the nine and three month periods ended January 31, 2007 and 2006 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine and three month periods ended January 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2006 was derived from audited financial statements.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending January 31, 2007 and 2006.

3.  Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.1770, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.1615.

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

(i) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. All services have been performed related to the revenue recognized within these financial statements.

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at January 31, 2007 and April 30, 2006 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended January 31, 2007 which generated a fully reserved tax asset.

4.  Goodwill

The changes in the carrying amount of goodwill for the three months ended January 31, 2007 are as follows:

Balance as at April 30, 2006	$687,369

Balance as at January 31, 2007	$687,369

5.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2007 and April 30, 2006 was $952,634 and $177,563 respectively. The January 31, 2007 balance has been converted to Long-Term Liabilites with the issuance of 36-month Convertible Debentures that have been issued in February 2007. (see Note 8)

6.  Compensation Payable

The total amount of compensations payable at January 31, 2007 and April 30, 2006 was $960,000 and $966,229 respectively. $960,000 has been moved to long-term liabilities common stock has been issued in February 2007.

7.  Bad Debt Expense

A Bad Debt Expense has been incurred during the quarter due the uncollectability of our October 31, 2006 invoice to Mazsky International. We have exhausted all collection efforts and we are currently consulting with international legal advisors.

8.  Debt Forgiveness - Long-Term Liabilities

We have issued 36-month term Convertible Debentures in February 2007 to the following lenders/shareholders: Arthur Griffiths, CEO $250,000; Ed Clunn, CTO $200,000; Carol Shaw, Director, $50,000; Lorne Milne, COO, $27,730; Bram Solloway, shareholder, $125,000; Robert Danvers, shareholder, $50,000. These debentures have been issued to replace all debts owed to the afore mentioned parties, therefore we have received Debt Forgiveness of $260,432.

9.  Subsequent Event - common stock issued to retire Accounts Payable

On February 6, 2007, we have issued common stock in order to retire the following Accounts Payable accounts: OC3 Networks (Ilan Mishan), 2,037,063 shares for $65,183; D. McIlroy, 669,156 shares for $21,413; S. McKiernan Law, 1,250,000 shares for $40,000; A.Bacon, 500,000 shares for $10,000; P. Harris, 500,000 shares for $12,500. Total issued and outstanding shares as at February 6, 2007 129,556,219 common shares.

10.  Capital Stock

(a)
On December 22, 2006, the Company issued 3,100,000 shares of common stock at a price of $0.03 per share for consulting services to be rendered. $93,000 is booked as PrePaid Expenses. (see December 22, 2006 Form S-8 filing)

(b)	On September 16, 2005, the Company completed a private placement of 2,000,000 (5,000,000 post-split) shares of common stock at a price of $0.125 per share for cash proceeds of $250,000.

(c)
On September 30, 2005, the Company issued 5,000,000 (12,500,000 post-split) common shares at a value of $750,000 in exchange for the business and assets of Stream Horizon Media (see Note 12 “Business Combination”).

(d)
On September 30, 2005 the Company issued 1,100,000 (2,750,000 post-split) common shares in exchange for the prior development and assets of ebahn Television Network Corp., for an aggregated consideration of $165,000 (see Note 13 - “Acquisition”).

(e)
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

11.  Related Party Transactions

(a)
Accounts payable - related parties includes the amount of $15,000 and $133,302 at January 31, 2007 and April 30, 2006, respectively, due to officers, directors and shareholders of the Company and to companies related to an officer and director of the Company.

(b)	Due to related parties includes the amount of $42,000 and $145,337 at January 31, 2007 and April 30, 2006, respectively, due to officers, directors and shareholders of the Company.

12.  Business Combination

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

13.  Acquisition

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

14.  Reorganization

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

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Infotec Business Systems, Inc., Stream Horizon Studios Ltd. (formerly, Infotec Business Strategies, Inc.) and Galaxy Networks Inc. (formerly “Eventec Inc.”), at January 31, 2007, and their results of operations from November 11, 2004 to January 31, 2007.

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-KSB filed with the Securities and Exchange Commission on July 25, 2006 and amended December 1, 2006. All figures representing shares of our capital stock have been adjusted to reflect the 2.5 to 1 forward split of our capital stock on October 18, 2005.

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

Wavelit Hosting and Network Systems

Wavelit's products and services incorporate 3rd Generation streaming video technology and proprietary software to provide video streaming capabilities that allow a TV quality signal to be sent over the Internet or stored locally. Using a mix of the latest leading vendor software and proprietary coding, the Wavelit Encoder allows for push streaming of real time broadcasts and does not require a stream be uploaded to a server and then pulled, or accessed, by viewers. The Wavelit Encoder provides the facilities our customers require for capture, edit and content delivery of digital media. The Wavelit Encoder has been developed as a series of products which are differentiated by encoding rates.

The Wavelit Media Services Platform is the foundation of the Wavelit Broadcast Network and represents the solution for the next generation of asset management operations. The Platform is principally composed of computer servers, storage devices and network routing and transmission equipment. The delivery of streaming video through Wavelit's network has been optimized to provide a smoother, clearer and more enjoyable viewing experience, even when viewed in full screen mode.

The Wavelit Media Server system allows both content distribution via the Internet and the application of digital rights management technologies for securing such content. The Wavelit Media Server incorporates a storage, management, and distribution system and proprietary software to control the hardware platform with Wavelit's encoder software. Together the system can manage large volumes of entertainment programming and has content archive, search, access, serve and track capability. Software selects and assembles various pieces of stored content as separate digital files into a single continuous seamless programming block for playback or broadcast. Wavelit's software and management systems have been designed with ease of use in mind, allowing anyone with a broadband connection to broadcast their message to thousands of viewers worldwide. The Encoder was designed and developed to replace an entire room of traditional equipment that would otherwise be needed to drive a broadcasting operation.

Wavelit has developed technology that makes streaming of digital video easy, fast and cost effective and includes tracking software that lets customers know who views their video communications, the length of time they view it and, in the case of archived video, how many times they view it. This information is available for utilization by specific billing and action tracking applications.

We are currently marketing and selling our software, systems and solutions as a network solution for media services which we refer to as the “Wavelit Broadcast Network”. We provide a hosted and managed streaming video delivery system to enable customers to stream content to their specific audiences. Wavelit provides full service capabilities enabling it to receive client produced video and to encode it for webcasting visual media including, events, situations of interest, meetings, news, entertainment, shows or video for any other purpose.

Wavelit.com

We also offer a complete Internet television experience via Wavelit.com, our Internet video broadcast portal/web site at http://www.wavelit.com, which utilizes our Wavelit Broadcast Network. Recently launched, Wavelit.com provides TV quality program viewing via the Internet. Wavelit.com is undergoing constant upgrade and development as we build on our product plan. We are currently offering viewers with a free Internet broadcast experience featuring a mix of live streamed content and ‘video on demand' content which demonstrate our encoding and broadcast capabilities. Wavelit.com can deliver content both for mass delivery at low bandwidth, and in high bandwidth for viewing in HDTV with surround sound. We plan to offer Wavelit.com in four formats:

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

Markets and Competition

Markets for the Wavelit Broadcast Network and our related products and services are those business and other organizations in a variety of industries who have digital media which they desire other parties to view.

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

We plan to compete within this industry by focusing on providing high value services within the framework of the Wavelit Broadcast Network, by continuing to develop our technology to maintain a technical advantage and by exploiting the market opportunities as outlined above. We believe it is an important competitive edge to have a fully enabled network in place and to market our system to early adopters, giving us an opportunity to gain an early lead and volume in the market and to further solidify our competitive positioning. We also plan to compete by providing our customers with fully capable, easy to use systems for delivery and to assisting our customers to grow their streaming needs.

Operation Development and Plan

With the acquisition of Stream Horizon Media and our Los Angeles POP facility, we are capitalizing on the market opportunity we see developing in the online video streaming segment and have developed a very unique early market entry, wavelit.com, with the advantage of a loyal and growing customer base.

With adequate funding, we expect to undertaking the following in connection with our plan:

1. Hire staff for office administration and customer service and support.
2. Upgrade our web sites, marketing and support materials.
3. Market our products and services.

Our budget and plan is based on our current assessment of costs and application to our plan. The ultimate amounts expended under this plan will be determined based on customer acceptance and the rate of adoption of the Wavelit Broadcast Network platform. Management reserves the right to reallocate as necessary, any amounts in any budget set out above, as circumstances warrant without notice or correction.

Marketing

Subject to adequate financial support, we have budgeted $155,000 for the development of marketing materials, including: (i) the updating of our web site at www.wavelit.com and www.livejive.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We do not expect to engage sales personnel for our marketing efforts initially, but will rely on relationships and advertising through our customers under the slogan “Powered by Wavelit”. Given adequate funding, we expect to be able to engage marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

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

Property or Plant

With completion of our recent acquisitions and the opening of our server co-location facility or “POP” in Los Angles, we do expect to make additional capital purchases in the near term. Over the next twelve month period, based on our expected growth in operations, however, we have budgeted approximately $240,000 in relation to the purchase of additional equipment and software for our Los Angeles facility and the establishment and running of one additional server co-location facility. Additional POP sites may be required by the Wavelit Broadcast Network to provide regional proximity to customers, for load balancing and to provide redundancy in the event one POP site is disabled or is off-line. We will evaluate the success of the Los Angeles POP site before proceeding with the establishment of additional sites. During the execution of this plan and the growth of the Wavelit Broadcast Network, we will evaluate additional POP sites based on customer proximity and bandwidth costs. We do not currently have funds available to undertake additional property and plant expansion.

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

Results of Operations

Our January 31, 2007 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to January 31, 2007 and incorporate the accounts and operations for Infotec Business Systems, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to January 31, 2007.

For the period from incorporation, December 13, 2002 through January 31, 2007, we incurred a deficit of $2,556,592. Operating expenditures during the period totaled $2,866,370, composed principally of Management fees of $565,118, office, telephone and administrative of $1,057,837, wages, benefits and subcontract $367,343, accounting & legal $218,789 and depreciation charges of $102,413. Cumulative net revenues less cost of goods sold during the period totaled $473,759.

For the nine month period ended January 31, 2007, we incurred a loss from operations of $806,786. Revenues, net of costs of goods sold were $333,425 in the period. Our principal areas of expenditure during the period were for Management fees of $301,021, accounting &legal fees of $110,153, a bad debt expense $239,370, rent & insurance of $73,164 and Wages, Benefits & SubContracts of $254,680. Costs incurred in the nine month period to January 31, 2007 increased over the comparative period in 2005 due to the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, and Infotec.

For the three month period ended January 31, 2007, we incurred a loss from operations of $606,995. Revenues, net of costs of goods sold were $11,695 in the period. Our principal areas of expenditure during the period were for Management fees of $126,453, accounting &legal fees of $ 69,425, rent & insurance of $30,434, a bad debt expense of $239,370 and Wages, Benefits & SubContracts of $74,831. Costs incurred in the three month period to January 31, 2007 increased over the comparative period in 2005 due to the commencement of commercial activities and the reorganization of Galaxy, Stream Horizon Media, and Infotec.

Liquidity and Capital Resources

As of January 31, 2007, we had an accumulated deficit of $2,556,592, stockholders deficit of $1,090,431 and cash on hand of $15,252. Our working capital available as at January 31, 2007 was $42,296. The accumulated deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

Staff Availability - We currently engage our President/CEO, our Chief Technical Officer, our Controller (acting CFO), three full time staff in our filming division and two part-time contractors for network administration and technical development. We currently have employment agreements with the directors, officers, employees and contractors we depend on for the successful implementation of our plan. However, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

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

ITEM 3.  Controls and Procedures

On January 31, 2007, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Controller (acting CFO) concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Controller (acting CFO) as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None

ITEM 4.  Submissions of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits.

Index to Exhibits

Exhibits	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Controller (acting CFO) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Controller (acting CFO) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOTEC BUSINESS SYSTEMS, INC. (Registrant)

Date: March 15, 2007	By:	/s/ Arthur Griffiths
(Arthur, President, Director, CEO)

By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, Controller)