Form 10KSB
period 2007-04-30
Wavelit, Inc.
filed 2007-09-14
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-90618

WAVELIT, INC. (Formerly INFOTEC BUSINESS SYSTEMS, INC.)
(Name of small business issuer in its charter)

NEVADA	98-0358149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#150 - 1152 Mainland Street, Vancouver, B.C.	V6B 4X2
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number  (604) 484-4966

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
(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $708,726.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on August 31, 2007 (an aggregate 1,793,845 shares post-split out of a total of 5,383,069 shares post-split outstanding at that time) was approximately $215,323 computed by reference to the average closing bid and ask price on that date. Note: the common stock was reverse split 30:1 on June 08, 2007 (161,493,721 became 5,383,069).

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  5,383,069 shares of Common Stock as of August 31, 2007.

This report contains a total of 35 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes     ;  No   X

PART I

The terms "Wavelit", "us", "we", "the company" and "our", refer to Wavelit, Inc (formerly Infotec Business Systems, Inc.) or our wholly owned subsidiaries Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly, Infotec Business Strategies Inc.), Galaxy US Networks Inc. (formerly, Eventec Inc.) and ebahn Television Networks Inc., unless the context otherwise implies.

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

As of November 11, 2004, the Company made and entered into an agreement which provides for the reorganization of Galaxy Networks Inc., a British Columbia company, with and into Infotec Business Systems, Inc., a Nevada company, resulting in Galaxy Networks Inc. becoming a wholly-owned subsidiary of Infotec Business Systems, Inc. (Infotec). The agreement was for the exchange of 100% of the outstanding common stock of Galaxy Networks Inc., for 20,000,000 (50,000,000 post-split) shares of Infotec’s common stock.  The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company.

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
On June 8, 2007, the Company effected a name change to Wavelit, Inc. and a reverse split of its common stock on a 30:1 basis so that the 1,250,000,000 shares authorized (750,000,000 common shares and 375,000,000 preferred shares) and 161,493,721 shares of common stock issued, were decreased to 400,000 shares authorized (25,000,000 common shares and 375,000,000 preferred shares) and 5,383,069 shares of common stock issued. The company then increased its authorized common stock to 250,000,000 effective June 8, 2007. Par value of the preferred and common stock remained unchanged at $0.001. All figures in these financial statements, including comparative information have been updated to give effect to the reverse 30:1 split.

The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Wavelit, Inc. (formerly Infotec Business Systems, Inc.) These financial statements include the financial position of Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.) and Galaxy US Networks Inc. (formerly “Eventec Inc.”), at April 30, 2007, and their results of operations from December 13, 2002 to April 30, 2007.

Business of Issuer

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

The Galaxy Media Services Platform is the foundation of the Wavelit Broadcast Network and represents the solution for the next generation of asset management operations. The Platform is principally composed of computer servers, storage devices and network routing and transmission equipment. The delivery of streaming video through Galaxy's network has been optimized to provide a smoother, clearer and more enjoyable viewing experience, even when viewed in full screen mode.

The Galaxy Media Server system allows both content distribution via the Internet and the application of digital rights management technologies for securing such content. The Galaxy Media Server incorporates a storage, management, and distribution system and proprietary software to control the hardware platform with Galaxy's encoder software. Together the system can manage large volumes of entertainment programming and has content archive, search, access, serve and track capability. Software selects and assembles various pieces of stored content as separate digital files into a single continuous seamless programming block for playback or broadcast. Galaxy's software and management systems have been designed with ease of use in mind, allowing anyone with a broadband connection to broadcast their message to thousands of viewers worldwide. The Encoder was designed and developed to replace an entire room of traditional equipment that would otherwise be needed to drive a broadcasting operation.

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

Wavelit
We also offer a complete Internet television experience via Wavelit.com, our Internet video broadcast portal/web site at http://www.wavelit.com. Recently launched, Wavelit.com provides live video viewing experiences via the Internet. Wavelit.com is undergoing constant upgrade and development as we build on our product plan. We are currently offering viewers with a free Internet broadcast experience featuring a mix of live streamed content and ‘video on demand' content which demonstrate our encoding and broadcast capabilities. Wavelit can deliver content both for mass delivery at low bandwidth, and in high bandwidth for viewing in HDTV with surround sound. We plan to offer Wavelit in four formats:

-
Advertising Supported Programming – we deliver free programming to viewers supported by advertising on Wavelit.com.  We offer a completely live view of wild animals in their natural habitats.  Streaming video completely live 24 hrs a day, viewers can watch wild animals in locations around the world without having to leave home.

-
Pay-per-View TV - we offer premium content by a Pay for View model where we pay a portion of our revenues to the content provider. We currently operate this system on our www.MMAWL.com website where we broadcast live Mixed Martial Arts events (Pay-per-View).  This system broadcasts PPV events globally, unlike satellite or digital cable PPV which can only broadcast locally.

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

We plan to compete within this industry by focusing on providing high value ser-vices within the framework of the Wavelit Broadcast Network, by continuing to develop our technology to maintain a technical advantage and by exploiting the market opportunities as outlined above. We believe it is an important competitive edge to have a fully enabled network in place and to market our system to early adopters, giving us an opportunity to gain an early lead and volume in the market and to further solidify our competitive positioning. We also plan to compete by providing our customers with fully capable, easy to use systems for delivery and to assisting our customers to grow their streaming needs.

Operation Development and Plan
With our Los Angeles Point of Presence (POP) server facility, our plan is to capitalize on the market opportunity we believe is developing and to develop early market entry advantages with growing customers.

With adequate funding, we expect to undertaking the following in connection with our plan:
1. Continue to hire staff for office administration and customer service and support.
2. Market our products and services, while adding new content to our websites Wavelit.com and MMAWL.com.

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

Marketing
Subject to adequate financial support, we have budgeted $100,000 for the development of marketing materials, including: (i) the updating of our web sites at www.wavelit.com and www.mmawl.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We have engaged sales personnel for our marketing efforts, but will continue to rely on relationships and advertising through our customers under the slogan “Powered by Wavelit”. Given adequate funding, we expect to be able to engage additional marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

Sales & Technical Support
Wavelit provides professional levels of sales and technical support including regular product demonstrations through meetings and on the web via the Wavelit Broadcast Network.  Wavelit’s technical support is available 24 hours a day, seven days a week.

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

Property or Plant
With completion of our acquisitions and our server co-location facility or “POP” in Los Angles, we expect to make additional capital purchases in the near term. Over the next twelve month period, based on our expected growth in operations, however, we have budgeted approximately $250,000 in relation to the purchase of additional equipment and software for our Los Angeles facility and the establishment and running of one additional server co-location facility. Additional POP sites may be required by the Wavelit Broadcast Network to provide regional proximity to customers, for load balancing and to provide redundancy in the event one POP site is disabled or is off-line. We will evaluate the success of the Los Angeles POP site before proceeding with the establishment of additional sites. During the execution of this plan and the growth of the Wavelit Broadcast Network, we will evaluate additional POP sites based on customer proximity and bandwidth costs. We do not currently have funds available to undertake additional property and plant expansion.

Employment
On August 1, 2007, CEO Arthur Griffiths resigned from all offices of Wavelit, Inc, as well as resigning as Director. On August 18, 2007, Lorne Milne resigned as VP Operations and Rory Clarke resigned as VP Finance. On August 1, 2007, Kent Vaesen assumed the offices of CEO and CFO. In addition to our CEO/CFO, we engage our CTO, one full time Network Manager and one part-time programmer. With additional funding, our plan is to increase our staff levels over the next twelve month period to include a new CFO, a full-time programmer, a network administrator and customer support staff. We have budgeted the amount of $220,000 over the next twelve month period for such staff. As prospects and circumstances warrant, consultants will be engaged to perform required services. We do not currently have funding available to engage additional staff as set out above.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease property at #1401 – 650 S. Grand Avenue, Los Angeles, California, 90017 for our POP facility and #150 – 1152 Mainland Street, Vancouver, B.C. V6B 4X2 for our principal executive offices and our subsidiary’s development facilities.

ITEM 3. LEGAL PROCEEDINGS.

We have settled ligitation with AboveNet in the amount of $87,500.  AboveNet was contracted to supply bandwidth to our POP facility in Los Angeles. AboveNet claimed payments due, and when left unpaid, filed suit in New York.  Wavelit has settled out-of-court. $50,000 has been paid to AboveNet with the remaining $37,500 being paid in equal monthly payments of $12,500.

There are no other outstanding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 20, 2007, a vote was put to the shareholders in order to change the corporate name from Infotec Business Systems, Inc to Wavelit, Inc., to approve a 30:1 reverse split of the authorized, issued and outstanding common shares and to increase the authorized common shares from 50,000,000 (post-split) to 250,000,000 authorized common shares. (as referenced by the Definitive 14C filing with the Securities and Exchange Commission on May 5, 2007 and the Form 8-K filing with the Securities and Exchange Commisssion on June 13, 2007.)  The company received not less than 51% approval from its shareholders of record as at February 20, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "WAVL" (formerly “IFTC”).  The following table sets forth the high and the low bid quotations quarterly for our shares of common stock during the last two fiscal years ended April 30, 2007 and have been adjusted to reflect our 30:1 reverse split which took effect on June 8, 2007.  The closing bid on August 31, 2007 is also shown.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
2007
4th Quarter
February 1, 2007 - April 30, 2007	$2.10	$0.60
3rd Quarter
November 1, 2006 - January 31, 2007	$3.90	$0.60
2nd Quarter
August 1, 2006 - October 31, 2006	$2.70	$0.60
1st Quarter
May 1, 2006 - July 31, 2006	$3.30	$0.60
2006
4th Quarter
February 1, 2006 - April 30, 2006	$6.30	$2.10
3rd Quarter
November 1, 2005 - January 31, 2006	$8.70	$1.20
2nd Quarter
August 1, 2005 - October 31, 2005	$12.00	$1.32
1st Quarter
May 1, 2005 - July 31, 2005	$1.92	$0.24

On August 31, 2007, the closing bid price for the common stock was $0.040.
There are approximately 75 holders of record of our common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The matters and items discussed in this annual report on Form 10-KSB are forward –looking statements that involve risks and uncertainties, other than historical and factual statements. Actual results of the company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this annual report.

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

Operation Development and Plan
We are an emerging development company. Wavelit has developed an Internet Content Delivery Network system to distribute extremely high quality video over existing networks for business and conventional home viewers. This is a unique development taking advantage of the latest technology. The company is focused on the following markets:
- Enable live content to be broadcast from any location to 100’s of thousands of viewers.
- Our integrated solution is from industry experts-we are an Application Service Provider (ASP)
- Corporate communication to employees. (Multi-level marketing – narrowcasting)
- Pay-per-View broadcasting services globally.
- Enable e-learning (e.g. coaching videos-sports)

We offer fully integrated communications and learning solutions for modular suite of products including hardware, software, media creation and management, corporate communications and content delivery. Other strategic partnerships will be exploited in other key areas, especially content.

Our core product offerings are:

- ISP Service
- Encoder sales and global video broadcasting services
- Live video streaming and on-demand video hosting services
- Internet cable broadcaster

Our Vision is to deploy our encoder’s world wide enabling us to aggregate content which we will ultimately host on our Broadcast portal. The content will initially consist of a wildlife reality channel, (online Zoo – Wavelit.com). Several TV Channels, in multiple languages, and our own independent music artist’s video channel (www.nextposure.com). In time we will add more sports to our Pay-per-View model (in addition to Mixed Martial Arts, broadcast on www.MMAWL.com), as well as international TV channels. Each of our channels will have multiple revenue streams to create basic advertising support to pay per view to subscriber fees.

This model has been tested using our EagleCam, our Africam and our PPV model on MMAWL.com. We have gained experience in selling advertising, selling Pay-per-View access, bandwidth requirements, exact costing, end user satisfaction and an accurate stream per daily viewer ratio. Our EagleCam has experienced a peak of 14,000,000 page loads per day, with up to 15,000 simultaneous broadband streams, as well as an impressive 500,000 unique visitors per day.

Our strengths and advantages:

There are many reasons why the Wavelit solution is setting the industry standard.

-We have many years of experience, with our existing customer base.
-The Wavelit network is designed with Streaming media in mind, the focus of our content delivery system, is Streaming media servers, and traffic throughput.
-The ease of use of the Galaxy Encoder product, which has already enabled a variety of live experiences including; live casting sessions, wildlife experiences, conference streaming, live TV streams and live sporting events.
-Experienced in generating advertising-based revenues from the broadcasting of free access live “webcams” on www.Wavelit.com as well as experienced in generating Pay-per-View revenues from broadcasting fee based special events/sporting events on www.MMAWL.com.

Results of Operations
Our April 30, 2007 audited consolidated financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to April 30, 2007 and incorporate the accounts and operations for Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”) and Galaxy US Networks Inc. (formerly “Eventec Inc.”) from December 13, 2002 to April 30, 2007.

For the year ended April 30, 2007, we incurred a loss from operations of $1,500,467. Revenues, net of costs of goods sold were $226,950 in the period.  Our principal areas of expenditure during the period were for Accounting and Legal fees of $169,273, management fees of $442,572, rent of $123,984, subcontractor fees of $298,112, wages & benefits of $177,291, bad debt of $267,934, discontinued operations charge of $738,692 and interest charges of $153,588.  Accounting and Legal fees, administration and management fees reflect costs incurred for initial regulatory filings and executive staffing respectively. Costs incurred in the year ended April 30, 2007 increased over the comparative period due to the commencement of operational activities, additional staffing/subcontractors and the continued development of our product offerings.

Liquidity and Capital Resources
As of April 30, 2007, we had an accumulated deficit of $4,050,739 and a bank overdraft of $11,306.  Our working capital at April 30, 2007 was $183,892.  The accumulated deficit and our working capital  were funded by proceeds from the issuance of common shares, advances from related parties and accounts payable to suppliers.

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

We currently market a range of products and services, however, we have limited revenues and limited operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2007, that there is substantial doubt about our ability to continue as a going concern.

Additional Risk Factors
As noted throughout this annual report, Wavelit, Inc. (formerly Infotec Business Systems, Inc.), is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability.  It is not possible, however, to foresee all risks which may affect us.  Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan.  Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading "Liquidity and Capital Resources" above and the additional risk factors we have set out below.

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

Staff Availability - On August 1, 2007, CEO Arthur Griffiths resigned from all offices of Wavelit, Inc, as well as resigning as Director. On August 18, 2007, Lorne Milne resigned as VP Operations and Rory Clarke resigned as VP Finance. On August 1, 2007, Kent Vaesen assumed the offices of CEO and CFO. In addition to our CEO, we currently employ our CTO, Ed Clunn, and we employ a Network Manager and contract a web programmer and web developer.  We currently have employment agreements with the directors, officers and employees we depend on for the successful implementation of our plan.

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

Management Control - Current management owns or controls approximately 47.19% of the outstanding shares of our common stock.  Accordingly, they have almost complete influence in determining the outcome of all corporate transactions and business decisions.  The interests of management may differ from the interests of the other stockholders, and since they have the ability to control most decisions through their control of our common stock, investors will have limited ability to affect decisions made by management.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheet of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries (a development stage company) (the Company) as of April 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit include consideration of internal controls over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries as of April 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

September 14, 2007
Irvine, California

F1
Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets

	April 30
	2007	2006

Assets

Current Assets
Cash	$0	$0
Accounts receivable	74,148	101,735
Accounts receivable – related party	-	13,741
Prepaid expenses (Note 5)	414,470	4,789

Total Current Assets	488,617	120,265

Property and Equipment (Note 4(d) and 10)	236,894	244,912
Accumulated Depreciation	(62,847)	(86,277)
Net Property and Equipment	174,047	158,635

Intangible Assets (Note 4(e))	5,246	3,512
Accumulated Amortization	(1,051)	(447)
Net Intangible Assets	4,195	3,065

Goodwill (Note 6)	-	687,369

Total Assets	$666,859	$969,334

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	$11,306	$7,008
Accounts payable	233,664	126,483
Accounts payable – related party (Note 12(c))	52,779	133,302
Deferred Revenue	-	4,000
Loans Payable to Shareholders (Note 7)	62,500	177,563
Due to related party (Note 11)	-	145,337
Compensation Payable (Note 8)	6,976	966,229

Total Current Liabilities	367,225	1,559,922

Long Term Liabilities
Convertible Debentures to Shareholders (Note 7 and 12(c))	1,342,952	-
Due to related party (Note 11)	42,000	-
Total Long Term Liabilities	1,384,952	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at April 30, 2007 and
2006, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
5,383,069 (161,492,070 pre-split) and 4,050,000 (121,500,000 pre-split) shares issued and outstanding at
April 30 2007 and 2006, respectively	5,383	4,050
Additional paid in capital	2,888,959	1,401,500
Accumulated other comprehensive income	(144)	14,114
Deficit accumulated during the development stage	(3,979,514)	(2,010,252)

Total Stockholders’ Equity (Deficit)	(1,085,318)	(590,588)

Total Liabilities and Stockholders' Equity	$666,859	$969,334

(The accompanying notes are an integral part of these financial statements)

F 2

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

	For the year ended		Cumulative amount from inception (December 13, 2002 through
	April 30, 2007	April 30, 2006	April 30, 2007

Revenues	$708,726	$187,448	$927,119

Revenues from related parties (Note 12(b))	-	-	1,676

Cost of goods sold	(481,776)	(68,411)	(561,511)

Gross Profit	226,950	119,037	367,284

Expenses
Accounting and Legal	169,273	80,980	277,909
Administration Fees	(160,000)	990,879	830,879
Acquisition fees	-	-	90,000
Advertising & Promotion	11,775	-	11,775
Interest & Bank Charges	153,588	-	153,588
Depreciation	28,686	70,649	109,836
Development Costs	59,305	-	59,305
Management Fees (Note 12(a))	442,572	220,940	706,669
Licenses, Press Release Fees & Dues	41,446	-	41,446
Office and telephone	59,653	19,740	85,575
Rent and Insurance	123,984	52,826	176,810
Subcontracts	298,112	61,756	359,868
Travel	53,798	17,627	71,425
Wages and Benefits	177,291	50,907	228,198
Bad Debts	267,934	-	267,934

Total Expenses	1,727,417	1,566,304	3,471,217

Operating Loss	(1,500,467)	(1,447,267)	(3,103,933)

Other income and Expenses
Loss/Gain on Foreign Exchange	81,219	-	81,219
Debt Forgiveness	264,856	-	264,856
Discontinued Operations (Note 6)	(738,692)	-	(738,692)
Impairment of Goodwill	-	(165,000)	(165,000)

Net loss before taxes	(1,893,084)	(1,612,267)	(3,661,550)

Provision for income taxes (Note 9)	-	-	-

Net Loss	$(1,893,084)	$(1,612,267)	(3,661,559)

Net Loss Per Share (Basic and Diluted)	$(0.44)	$(0.43)
Weighted Average Shares Outstanding (Basic and Diluted)	4,298,021	3,773,448

(The accompanying notes are an integral part of these financial statements)

F 3

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Number of shares	Amount	Number of shares	Amount	Paid-in capital	Comprehensive income	Deficit accumulated during the development stage	Total stockholders' equity (deficit)
Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	500,000	500	(338)	-	-	162
Equipment	-	-	666,667	667	(15,884)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	500,000	500	(12,465)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment	-	-	-	-		742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	1,666,667	1,667	(16,581)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for settlement of
Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131

Balance - April 30, 2005	-	-	3,375,000	3,375	240,550	2,948	(397,985)	(154,487)

Private placement for cash (Note 2 and 13(a))	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 2 and 13(b))	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 2 and 13(c))	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance – April 30, 2006	-	-	4,050,000	4,050	1,401,500	14,114	(2,010,252)	(590,588)

Consulting Agreement (Note 13(e))	-	-	103,333	103	92,897	-	-	93,000

Consulting Agreements (Note 13(f))	-	-	229,791	230	220,369	-	-	220,599

Content Agreement (Note 13(g))	-	-	333,333	333	319,667	-	-	320,000

Executive Employment Agreement (Note 13(h))	-	-	666,667	667	799,333	-	-	800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance – April 30, 2007	-	$-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

(The accompanying notes are an integral part of these financial statements)

F4
Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended April 30,		Cumulative amount from inception (December 13, 2002 to
	2007	2006	April 30, 2007)
Cash Flows From Operating Activities
Net Loss	$(1,893,084)	$(1,612,267)	$(3,622,574)
Adjustments to reconcile net loss to cash
Depreciation	28,686	70,649	75,860
Acquisition fees	-	-	90,000
Impairment of goodwill	-	165,000	165,000
Written off goodwill / Discontinued operations	738,692	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	4,298	7,008	11,306
Increase (decrease) in accounts payable	107,181	94,185	233,664
Increase (decrease) in accounts payable- related party	(80,523)	4,161	52,779
Increase in unearned revenue	(4,000)	4,000	-
Increase in due to related parties	(103,337)	126,837	42,000
Increase (decrease) in compensation payable	(959,253)	966,229	6.976
(Increase) decrease in accounts receivable	27,586	(100,004)	(74,148)
(Increase) decrease in accounts receivable- related party	13,741	(11,784)	-
(Increase) Decrease in prepaid expenses	(409,681)	(3,200)	(414,470)

Net Cash Provided By (Used in)
Operating Activities	(2,529,694)	(289,186)	(2,643,592)

Cash Flows to Investing Activities

Acquisition of property and equipment	(89,017)	(139,892)	(236,894)
Acquisition of intangible assets	(1,734)	(3,512)	(5,246)

Net Cash Used in Investing Activities	$(90,751)	(143,404)	$(242,140)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	1,165,389	177,563	1,342,952
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	1,433,599	250,000	1,696,726

Net Cash provided by Financing Activities	2,598,988	427,563	3,041,031

Increase (Decrease) in Cash in the Period	0	(5,027)	0

Comprehensive gain (loss) on translation	0	1,483	0

Cash - Beginning of Period	0	3,544	-

Cash - End of Period	$0	$0	$0

Non-Cash Financing Activities
Common shares issued for equipment	$-	76,642	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	-	$(234,467)

Issuance of common stock for purchase goodwill	$-	$838,358	$838,358

Issuance of common stock for services	$1,340,599	$-	$1,340,599

Issuance of common stock for consulting	$93,000	$-	$205,200

(The accompanying notes are an integral part of these financial statements)

F5
Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

1. Development Stage Company

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) a Nevada corporation, incorporated October 1, 2001 and its wholly owned subsidiaries  Galaxy Networks Inc., a British Columbia corporation incorporated December 13, 2002, Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”), a British Columbia corporation incorporated August 30, 2001 and Galaxy US Networks Inc, (formerly “Eventec Inc.”), a Nevada corporation incorporated April 25, 2003, (herein collectively referred to as “Wavelit” or as the “Company”) is a development stage company engaged in the business of commercializing digital media encoder technology through the development of strategic alliances with major video producers. Note: Stream Horizon Studios discontinued operations as of April 30, 2007.

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

(c) Software Development Costs
Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at April 30, 2007 and 2006 respectively.

(d) Property and Equipment
Computer equipment, office equipment and demonstration equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are.

Office equipment - computers	3 years
Office equipment - other	5 years
Demonstration equipment	3 years
Server systems	5 years
Software	1 years
Studio equipment	5 years
Leasehold Improvements	Over the term of the lease

(e)Goodwill and Other Intangible Assets
Goodwill and other Intangible Assets are accounted for in accordance with the Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost and where appropriate, amortized over the estimated lives of the related intangible assets using the straight line method. The estimated life of IP addresses has been determined to be three years from the date of the Company’s acquisition. Goodwill is recorded at cost. Management reviews the carrying cost of goodwill during the Company’s fiscal year, at such times as changes in the underlying assumptions as to the future value of goodwill arise.  During the year ended April 30,2007, the Company purchased a domain name, www.livejive.com, for $1,734.  This asset is being amortized over 8 years.

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
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

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
      (A Development Stage Company)
     Notes to Consolidated Financial Statements

4. Summary of Significant Accounting Policies (continued)

(l)Software Development Costs
Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at April 30, 2007 and April 30, 2006 respectively.

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

5. PrePaid Expenses

On January 29, 2007, the company entered into into a World Wide International Development Agreement with MMAWL.com, Wallid Ismail and Wallid Ismail Promocoes E Eventos Ltda-Epp (“Wallid”), wherein Wallid will provide us with martial arts athletic entertainment for streaming on the internet for a period of three years expiring on January 29, 2010. The company agreed to issue 10,000,000 shares to Wallid Ismail as a signing bonus in connection with the World Wide International Development Agreement dated January 29, 2007. Shares were issued February 28, 2007 at a price of $0.032 per share. The total value of $320,000 is being treated as a Prepaid Expense and will be amortized over the term of the contract.

6. Goodwill / Discontinued Operations

The changes in the carrying amount of goodwill for the year ended April 30, 2007 are as follows:

Balance as at April 30, 2006	$687,369

Discontinued Operations of Stream Horizons Media	(687,369)

Balance as at April 30, 2007	$-

Goodwill realized in the acquisition of Stream Horizon Media has been written off due to the discontinuance of the operations of the studio.

7. Loans Payable to Stockholders

Loans to the Company by stockholders are non-interest bearing and have no fixed date for repayment. The total amount advanced at April 30, 2007 and April 30, 2006 was $1,342,952 and $177,563 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares.  All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term.  Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares.  Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2007.

8. Compensation payable

The total amount of compensations payable at April 30, 2007 and April 30, 2006 was $6,976 and $966,229 respectively.  $800,000 was paid with the issuance of 20,000,000 common stock on February 28, 2007 to the company’s former CEO, Arthur Griffiths relating to Executive Employment Agreement amended January 29, 2007 for the position of President and CEO.  A $160,000 correcting adjustment was made to administration fees and compensation payable during the fiscal year ended April 30, 2007. $6,976 is an accrual for vacation pay, sick pay and car allowance for the Company’s past president.

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
              (A Development Stage Company)
             Notes to Consolidated Financial Statements

9. Income Taxes

The components of the deferred tax assets are as follows at April 30:
	2007	2006
Deferred tax assets:
Net non-capital loss carry-forward	$99,000	$99,000
Net operating loss carry-forward	1,190,000	686,000
Depreciation/Amortization allowance	39,000	47,000
Valuation allowance	(1,329,000)	(832,000)
Net deferred tax assets	$-	$-

The Company had available approximately $3,910,000 of unused net operating loss carry-forwards at April 30, 2007 that may be applied against future United States taxable income. These net operating loss carry-forwards expire for Federal purposes through 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

The Company had available approximately $288,000 unused non-capital loss carry-forwards at April 30, 2007, that may be applied against future Canadian taxable income. These non-capital loss carry- forwards expire through 2015. There is no assurance that the Company will realize the benefit of the net-capital loss carry-forwards.

Change in ownership provisions may limit the benefits from net operating losses and non-capital losses carried for both United States and Canadian tax purposes.  The impact of any limitations that may be imposed have not been determined.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At April 2007 and 2006, valuation allowances for the full amount of the net deferred tax assets were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between statutory tax rate and the effective income tax rate is as follows:

	2007	2006
Statutory Canadian tax (benefit) rate	(34.5)%	(34.5)%
United States (benefit) rate	(34.0)%	(34.0)%
Valuation allowance	68.5%	68.5%
Effective income tax rate	0.0%	0.0%

10. Property and Equipment

Property and equipment comprise:	April 30,
	2007	2006
Computer equipment and software	$209,908	$157,354
Demonstration equipment	2,635	2,635
Studio Equipment	71,690	79,708
Office equipment	5,215	5,215
	289,448	244,912
Less accumulated depreciation	115,402	86,277
	$174,046	$158,635

Depreciation expense at April 30, 2007 and April 30, 2006 was $28,686 and $70,649 respectively.

Wavelit, Inc. (formerly Infotec usiness Systems, Inc.) and Subsidiaries
      (A Development Stage Company)
     Notes to Consolidated Financial Statements

11. Due to Related Party
Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at April 30, 2007 and 2006 was $42,000 and $145,337 respectively.

12. Related Party Transactions
During the years ended April 30, 2007 and 2006, the Company entered into transactions (recorded at exchange values) with related parties as follows:

(a)
Management Fees	April 30, 2007	April 30,2006
Secretary Treasurer – C.Shaw	$17,500	$10,000
President/CEO – A.Griffiths	192,945	94,280
VP Technology – E.Clunn	160,147	106,160
VP Finance – R.Clarke	8,250	10,500
VP Operations – L.Milne	63,730	-
	$442,572	$220,940

(b)Revenues include $0 and $0 received or receivable from companies with directors in common for the years ended April 30, 2007 and 2006 respectively.
(c)Accounts payable at April 30, 2007 and 2006, include the amount of $1,342,952 and $133,302 respectively, due to a shareholder and former officer of the Company and to companies related to a stockholder and former officer of the Company. See Note 7 – Loans Payable to Shareholders.

13. Capital Stock

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

(e)	On November 6, 2006, we issued 3,100,000 shares of our company to two consultants, Paul Marek and Peter Lindhout, pursuant to consulting agreements dated November 6, 2006.

(f)
On February 6,2007, we filed form S-8 in relation to our 2007 Stock Plan and authorized 35,000,000 pre-split (1,166,667 post 30:1 split) common shares.  We issued 6,893,719 pre-split (229,791 post 30:1 split) common shares to employees and contractors for past and future services to the company.  Total value of services $220,599. On February 28, 2007, we have issued common stock to the following service providers/contractors/employees: OC3 Networks (Ilan Mishan), 2,037,063 shares for $65,186; M. Barhonovich, 2,562,500 shares for $82,000; D. McIlroy, 669,156 shares for $21,413; S. McKiernan Law, 625,000 shares for $20,000; A.Bacon, 500,000 shares for $16,000; P. Harris, 500,000 shares for $16,000.

(g)
On January 29, 2007, the company entered into into a World Wide International Development Agreement with MMAWL.com, Wallid Ismail and Wallid Ismail Promocoes E Eventos Ltda-Epp (“Wallid”), wherein Wallid will provide us with martial arts athletic entertainment for streaming on the internet for a period of three years expiring on January 29, 2010. The company agreed to issue 10,000,000 shares to Wallid Ismail as a signing bonus in connection with the World Wide International Development Agreement dated January 29, 2007. Shares were issued February 28, 2007 at a price of $0.032 per share. Total value of $320,000 is being treated as a PrePaid Expense and will be expensed over the term of the contract.

(h)
On April 1, 2006 and amended January 29, 2007, the company entered into an Executive Employment Agreement with Arthur Griffiths for the position of President and Chief Executive Officer.  As a signing bonus, the contract grants 20,000,000 pre-split common shares (666,667 post 30:1 reverse split).  Shares were issued February 28, 2007.

(i)
On June 8, 2007, the Company effected a name change to Wavelit, Inc. and a reverse split of its common stock on a 30:1 basis so that the 1,250,000,000 shares authorized (750,000,000 common shares and 375,000,000 preferred shares) and 161,493,721 shares of common stock issued, were decreased to 400,000 shares authorized (25,000,000 common shares and 375,000,000 preferred shares) and 5,383,069 shares of common stock issued. The company then increased its authorized common stock to 250,000,000 effective June 8, 2007. Par value of the preferred and common stock remained unchanged at $0.001. All figures in these financial statements, including comparative information have been updated to give effect to the reverse 30:1 split.

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

Director	Name	Age	Position	Since

	Arthur Griffiths	49	Chief Executive Officer, President and Director (resigned as Director and all Offices August 1, 2007)	2006

	Kent Vaesen	36	Secretary, Treasurer and Director(Director and Officer as of August 1, 2007)	2007

Arthur Griffiths served as a director and as our President, Chief Executive Officer since February 10, 2006 Arthur has resigned from Director and all Offices of the company as of August 1, 2007.

Kent Vaesen, served as Controller from August 1, 2006 to July 31, 2007.  As of August 1, 2007, Mr. Vaesen serves as company Director, President, Secretary, Treasurer, CEO and CFO. Mr. Vaesen is a CMA trained accountant, has held Assistant Contoller and Revenue Accountant positions within companies with over $100 million annual sales. Mr. Vaesen entered the corporate world at the age of 22 when he and partners created and operated a snowboard manufacturing company, producing and marketing two brand names internationally as well as OEM production of a variety of external companies brands.

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

Board of Directors Independence. Our board of directors consists of one members. The company plans to appoint a minimum of two additional directors within the next six months.  We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

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

Compliance with Section 16(a) of the Exchange Act

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from December 13, 2002 (inception) through April 30, 2007 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2007; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2007:

Other Securities Annual Underlying All

Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation	Options/LTIP SARs (#)	Other Payouts	Compensation
Arthur Griffiths	2007	$193,651	-		-		-
President, CEO	2006	$29,500	$800,000	$6,229		-	-

Ed Clunn	2007	$160,147	-	-	-		-
CTO	2006	$106,160	-	-		-	-

Option/SAR Grants
We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2007.

Compensation of Directors
There are no standard arrangements pursuant to which directors are compensated for any services provided as director. No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our common stock beneficially owned as of August 31, 2007 by:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)           each of our directors; and
(iii)          executive officers and directors as a group.

As at August 31, 2007, there were 5,383,069 shares of our common stock issued and outstanding.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner (1)	Beneficial Owner (2)	of Class

Arthur Griffiths	683,332	12.35%
Carol Shaw (3)	184,166	3.33%
Edward Clunn (4)	1,215,047	21.96%
Robert Danvers	308,330	5.57%
Bram Solloway	235,079	4.25%

All Executive Officers and Directors as a group (3 persons)	2,082,545	37.64%
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
(3) Includes 1,215,047 common shares held in the name of Edward Clunn.  Carol Shaw is the spouse of Edward Clunn.  Each disclaims beneficial ownership of the shares beneficially owned by the other.
(4) Includes 184,166 common shares held in the name of Carol Shaw.  Edward Clunn is the spouse of Carol Shaw.  Each disclaims beneficial ownership of the shares beneficially owned by the other.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans nor are there any securities authorized for issuance under an equity compensation plan or program.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as set forth below, in the last two fiscal years ended April 30, 2007, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we are or will be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any security holder who is known by us to own of record or beneficially more than five percent of our common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the period from May 1, 2003, through April 30, 2007:

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

ITEM 13. EXHIBITS.

A. Exhibits

Number	Description of exhibit

3.1	Articles of Incorporation (1)

3.1a	Form of Certificate Change (2)

3.1b	Form of Certificate Change (4)

3.1c	Change of Directors and Officers (5)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement between Infotec Business Systems, Inc. and Galaxy Networks Inc., of November 11, 2004 (3)

21	Subsidiaries of the Issuer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(3)Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 26, 2005 as Item 10.1.

(4)Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on May 5, 2007 and the Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.

(5)Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended April 2007 and 2006, the Company incurred the following fees for professional services rendered by the principal accountant:

	2007	2006
Fees for audit services	$47,350	$34,460

Fees for audit related services	-	-

Tax fees	-	-

All other fees	-	-

The board of directors pre-approves all audit and non-audit services to be performed by the company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wavelit, Inc. (formerly Infotec Business Systems, Inc.)
(Registrant)

By: /s/ Kent Vaesen
Kent Vaesen
President, Chief Executive Officer, Director
(President, Secretary, Treasurer, Director, CEO as of August 1,2007)

Date: September 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Vaesen	President, Secretary, Treasurer, Director	September 14, 2007
Kent Vaesen	Chief Executive Officer
Principal Finance and Accounting Officer
(President, Secretary, Treasurer, Director, CEO as of August 1,2007)