Form 10QSB
period 2007-07-31
Wavelit, Inc.
filed 2007-09-14
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,383,069 as of July 31, 2007.

WAVELIT, INC.

Form 10-QSB for the three months ended July 31, 2007

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of July 31, 2007 and April 30, 2007	3

	Statements of Operations for the three month periods ended July 31, 2007 and July 31, 2006 and from inception (December 13, 2002) through July 31, 2007	4

	Statements of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through July 31, 2007	5

	Statements of Cash Flows for the three month periods ended July 31, 2007 and July 31, 2006 and from inception (December 13, 2002) through July 31, 2007.	7

	Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2007	2007

Assets
Current Assets:
Cash	$-	$-
Accounts receivable	51,809	74,148
Accounts receivable - related parties	-	-
Prepaid expenses and deposits (Note 4)	354,937	414,470

Total Current Assets	406,746	488,617

Property and Equipment, net of accumulated depreciation	215,428	174,047

Other assets, net of accumulated amortization	4,209	4,195

Goodwill (Note 5)	-	-

Total Assets	$626,383	$666,859

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$17,756	$11,306
Accounts payable	516,199	233,664
Accounts payable - related parties (Note 10(b))	170,677	52,779
Deferred Revenue	-	-
Loans payable to stockholders (Note 6)	62,500	-
Compensation payable (Note 7 )	13,952	6,976

Total Current Liabilities	781,084	304,725

Long Term Liabilities:
Convertible Debentures to Shareholders (Note 6)	1,488,268	1,342,952
Due to related party (Note 7)	42,000	42,000

Total Long Term Liabilities	1,530,268	1,384,952

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at July 31, 2007 and
April 30, 2007, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
5,383,069 and 5,383,069 shares issued and outstanding at
July 31, 2007 and April 30, 2007, respectively (Note 9(i))	5,383	5,383
Additional paid in capital	2,893,890	2,893,890
Accumulated other comprehensive income	47	(144)
Deficit accumulated during the development stage	(4,584,290)	(3,979,514)

Total Stockholders’ Equity (Deficit)	(1,684,969)	(1,022,817)

Total Liabilities and Stockholders’ Equity (Deficit)	$626,383	$666,859

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
	For the three months ended		(December 13, 2002)
	July 31,		through
	2007	2006	July 31, 2007

Revenue	$58,301	$219,081	$985,420

Revenue from related parties	-	-	1,676
	58,301	219,081	987,096

Cost of goods sold	(169,331)	(136,191)	(730,842)

Gross Profit(Loss)	(111,031)	82,890	256,254

Expenses
Depreciation	5,418	4,487	115,254
Office, telephone and administration	13,434	8,765	929,888
Management Fees	150,377	75,975	857,046
Accounting & Legal	116,881	24,431	394,790
Advertising & Promotion	1,824	10,118	13,599
Interest & Bank Charges	42,521	7,634	196,109
Licenses, Press Release Fees & Dues	3,415	6,851	44,861
Rent & Insurance	50,702	21,614	227,512
Wages, Benefits & Subcontract	84,735	83,308	672,801
Travel	6,485	27,444	77,910
Development costs	9,209	7,036	68,514
Acquisition fees	-	-	90,000
Bad Debts	-	-	267,934

Total Expenses	485,001	277,663	3,956,218

Operating Loss	(596,032)	(194,773)	(3,699,964)

Other Income and Expenses
Loss/Gain on Foreign Exchange	1,924	-	83,143
Debt Forgiveness	-	-	264,856
Discontinued Operations	-	-	(738,692)
Impairment of goodwill (Note 11)	-	-	(165,000)

Net loss before taxes	(596,032)	(194,773)	(4,584,290)

Provision for income taxes	-	-	-

Net Loss	$(596,032)	$(194,773)	$(4,255,657)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	5,383,069	4,050,000

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
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

(continued...)

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	3,375,000	3,375	240,550	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 10)	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 11)	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	4,050,000	$4,050	$1,401,500	$14,114	$(2,010,252)	$(590,588)

Stock issued for:
Consulting Agreement (Note 9(e))	-	-	103,333	103	92,897	-	-	93,000

Consulting Agreements (Note 9(f))	-	-	229,791	230	220,369	-	-	220,599
Content Agreement (Note 9(g))	-	-	333,333	333	319,667	-	-	320,000
Executive Employment Agreement (Note 9(h))	-	-	666,667	667	799,333	-	-	800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance - April 30, 2007	-	$-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Net (loss) for the period	-	-	-	-	-	-	(596,032)	(596,032)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	191	-	191

Comprehensive (loss)	-	-	-	-	-	-	-	(595,841)

Balance - July 31, 2007	-	$-	5,383,069	$5,383	$2,677,655	$47	$(4,584,290)	$(1,684,969)

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
	For the three month period ended		(December 13, 2002)
	July 31,		through
	2007	2006	July 31, 2007

Cash Flows From Operating Activities
Net Loss	$(596,032)	$(194,773)	$(4,218,606)
Adjustments to reconcile net loss to cash
Depreciation	5,418	4,487	81,278
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	687,369
Changes in working capital items
Increase (decrease) in bank overdraft	6,450	6,556	17,756
Increase (decrease) in accounts payable	282,535	18,478	516,199
Increase (decrease) in unearned revenue	-	(4,000)	-
Increase in accounts payable - related parties	117,898	-	170,677
Increase in due to related parties	-	195,199	42,000
Increase in compensation payable	6,976	6,976	13,952
(Increase) in accounts receivable	22,339	(36,833)	(51,809)
Decrease in accounts receivable related parties	-	165	-
(Increase) in prepaid expenses	59,533	(16,001)	(354,937)

Net Cash Provided by (Used In) Operating Activities	(94,883)	(19,926)	(2,841,121)

Cash Flows to Investing Activities
Acquisition of property and equipment	(48,057)	(23,633)	(284,951)
Acquisition of other assets	(213)	119	(5,459)

Net Cash Used in Investing Activities	(48,270)	(23,514)	(290,410)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	145,316	49,053	1,488,268
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	1,696,726

Net Cash Provided by Financing Activities	145,316	49,053	3,186,347

Increase (Decrease) in Cash in the Period	2,163	(5,613)	0

Comprehensive gain (loss) on translation	(2,163)	5,613	0

Cash - Beginning of Period	0	0	0

Cash - End of Period	$0	$0	$0

(continued...)

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
	For the three month period ended		(December 13, 2002)
	July 31,		through
	2007	2006	July 31, 2007

Non-Cash Financing Activities
Common stock issued for equipment	$-	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for services	$-	$-	$1,340,599
Issuance of common stock for consulting	$-	$-	$205,200

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) (the Company) and its wholly owned subsidiaries, Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the three month periods ended July 31, 2007 and 2006 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three month periods ended July 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2007 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-KSB for the year ended April 30, 2007 filed on September 14, 2007.

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

3.  Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.0668, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.0673.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at July 31, 2007 and April 30, 2007 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended July 31, 2007 which generated a fully reserved tax asset.

4.  PrePaid Expenses

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

5.  Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2007 are as follows:

Balance as at April 30, 2007	$-

Balance as at July 31, 2007	$-

Goodwill realized in the acquisition of Stream Horizon Media has been written off due to the discontinuance of the operations of the studio.

6.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2007 and April 30, 2007 was $1,488,268 and $1,342,952 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2007.

7.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2007 and April 30, 2007 was $42,000 and $42,000, respectively.

8.  Compensation Payable

The total amount of compensations payable at July 31, 2007 and April 30, 2007 was $13,952 and $6,976 respectively. $800,000 was paid with the issuance of common stock. A $160,000 correcting adjustment was made to administration fees and compensation payable during the fiscal year ended April 30, 2007. $13,952 is an accrual for vacation pay, sick pay and car allowance for the Company’s past president.

9.  Capital Stock

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

(e)
On November 6, 2006, we issued 3,100,000 shares of our company to two consultants, Paul Marek and Peter Lindhout, pursuant to consulting agreements dated November 6, 2006 for $93,000 value of consulting services.

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

(i)
On June 8, 2007, the Company effected a name change to Wavelit, Inc. and a reverse split of its common stock on a 30:1 basis so that the 1,250,000,000 shares authorized (750,000,000 common shares and 375,000,000 preferred shares) and 161,493,721 shares of common stock issued, were decreased to 400,000 shares authorized (25,000,000 common shares and 375,000,000 preferred shares) and 5,383,069 shares of common stock issued and outstanding. The company then increased its authorized common stock to 250,000,000 effective June 8, 2007. Par value of the preferred and common stock remained unchanged at $0.001. All figures in these financial statements, including comparative information have been updated to give effect to the reverse 30:1 split.

10.  Related Party Transactions

(a)	Revenues include $0 and $1,112 received or receivable from companies with a director in common for the three month periods ended July 31, 2007 and 2006 respectively.

(b)
Accounts payable - related parties includes the amount of $170,677 and $52,779 at July 31, 2007 and April 30, 2007, respectively, due to officers and directors of the Company and to companies related to an officer and director of the Company.

11.  Business Combination

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

As of April 30, 2007, the operations of Stream Horizon Studios have been discontinued due to lack of funding available for its operation.

12.  Acquisition

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

13.  Reorganization

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

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Infotec Business Systems, Inc. These financial statements include the financial position of Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Infotec Business Strategies, Inc. and Galaxy Networks Inc. (formerly “Eventec Inc.”), at July 31, 2006, and their results of operations from November 11, 2004 to July 31, 2007.

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-KSB filed with the Securities and Exchange Commission on September 14, 2007. All figures representing shares of our capital stock have been adjusted to reflect the 30 to 1 reverse split of our capital stock on June 8, 2007.

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

On July 31, 2007, the company discontinued the operation of Stream Horizon Studios. Goodwill of $687,369 has been written off and assets net of depreciation have been aquired by Galaxy Networks Inc. (our wholly-owned subsidiary).

On August 1, 2007, Arthur Griffiths resigned as President/CEO and Director of Wavelit, Inc and its subsidiaries. As well, Lorne Milne resigned as VP Operations and Rory Clarke resigned as VP Finance. Kent Vaesen was promoted to President/CEO and Director of Wavelit, Inc from the position of Controller.

Overview

We are an emerging development company. We provide complete, end-to-end solutions for streaming media and broadcasting over the Internet, from filming services for live video and edited content, to advertising-based free access content broadcasting through our Internet TV channel at www.WAVELIT.com or client’s websites, to Pay-per-View special events broadcasting on our MMA Sports channel at www.MMAWL.com or client’s websites, to media hosting and transmission. We conduct our principal business operations through our wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that provide end-to-end solutions for streaming or broadcasting digital media over the Internet.

Products and Services

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

Wavelit.com
We also offer a complete Internet television experience via Wavelit.com, our Internet video broadcast portal/web site at http://www.wavelit.com. Recently launched, Wavelit.com provides live video viewing experiences via the Internet. Wavelit.com is undergoing constant upgrade and development as we build on our product plan. We are currently offering viewers with a free Internet broadcast experience featuring a mix of live streamed content and ‘video on demand' content which demonstrate our encoding and broadcast capabilities. Wavelit can deliver content both for mass delivery at low bandwidth, and in high bandwidth for viewing in HDTV with surround sound. We plan to offer Wavelit in four formats:

-
Advertising Supported Programming - we deliver free programming to viewers supported by advertising on Wavelit.com. We offer a completely live view of wild animals in their natural habitats. Streaming video completely live 24 hrs a day, viewers can watch wild animals in locations around the world without having to leave home.

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

 Operation Development and Plan

With our Los Angeles facility, our plan is to capitalize on the market opportunity we believe is developing and to develop early market entry advantages with growing customers.

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

Property or Plant

With completion of our recent acquisitions and the opening of our server co-location facility or “POP” in Los Angeles, we do expect to make additional capital purchases in the near term. Over the next twelve month period, based on our expected growth in operations, however, we have budgeted approximately $240,000 in relation to the purchase of additional equipment and software for our Los Angeles facility and the establishment and running of one additional server co-location facility. Additional POP sites may be required by the Wavelit Broadcast Network to provide regional proximity to customers, for load balancing and to provide redundancy in the event one POP site is disabled or is off-line. We will evaluate the success of the Los Angeles POP site before proceeding with the establishment of additional sites. During the execution of this plan and the growth of the Wavelit Broadcast Network, we will evaluate additional POP sites based on customer proximity and bandwidth costs. We do not currently have funds available to undertake additional property and plant expansion.

Employment

In addition to our President/CEO, we engage a Chief Technical Officer, and a full-time Network Manager. With additional funding, our plan is to increase our staff levels over the next twelve month period to include a CFO, and a full time web developer/programmer and additional full time staff members for network administration and customer support. We have budgeted the amount of $263,000 over the next twelve month period for such staff. As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged to perform required services. We do not currently have funding available to engage additional staff as set out above.

Results of Operations

Our July 31, 2007 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to July 31, 2007 and incorporate the accounts and operations for Wavelit, Inc. (fornerly Infotec Business Systems, Inc.), Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to July 31, 2007.

For the period from incorporation, December 13, 2002 through July 31, 2007, we incurred a deficit of $4,584,290. Operating expenditures during the period totaled $3,956,218, composed principally of Management fees of $857,046, office, telephone and administrative of $929,888, wages, benefits and subcontract $672,801, accounting & legal $394,790 and depreciation charges of $115,254. Cumulative net revenues less cost of goods sold during the period totaled $256,254.

For the three month period ended July 31, 2007, we incurred a loss from operations of $596,032. Revenues were $58,301, and costs of goods sold were $169,331 in the period. Our principal areas of expenditure during the period were for Management fees of $150,377, accounting &legal fees of $116,881, travel expenses $6,485, rent & insurance of $50,702 and advertising & promotion of $1,824. Costs incurred in the three month period to July 31, 2007 increased over the comparative period in 2006 due to our development program, the commencement of commercial activities.

Liquidity and Capital Resources

As of July 31, 2007, we had an accumulated deficit of $4,113,239, stockholders deficit of $1,622,469 and cash on hand of $0. Our working capital deficit at July 31, 2007 was $140,748. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

Additional Risk Factors

As noted throughout this quarterly report, Wavelit, Inc. (formerly Infotec Business Systems, Inc.), is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability. It is not possible, however, to foresee all risks which may affect us. Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan. Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading “Liquidity and Capital Resources” above and the additional risk factors we have set out below.

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

ITEM 3.  Controls and Procedures

On July 31, 2007, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasuer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our our Chief Executive Officer (also President, Secretary, Treasuer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

3.1a
Form of Certificate Change (Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on May 5, 2007 and the Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.)

3.1b	Change of Directors and Officers (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVELIT, INC. (Registrant)

Date: September 14, 2007	By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, President, Director, CEO)

By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, interim CFO)