Form 10QSB
period 2007-10-31
Wavelit, Inc.
filed 2007-12-14
CIK 1164012

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2007

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

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,319,940 as of December 14, 2007.

WAVELIT, INC.

Form 10-QSB for the three months ended October 31, 2007

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of October 31, 2007 and April 30, 2007	3

	Statements of Operations for the six month periods ended October 31, 2007 and October 31, 2006 and from inception (December 13, 2002) through October 31, 2007	4

	Statements of Operations for the three month periods ended October 31, 2007 and October 31, 2006	5

	Statement of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through October31, 2007	6

	Statements of Cash Flows for the six month periods ended October 31, 2007 and October 31, 2006 and from inception (December 13, 2002) through October 31, 2007.	9

	Notes to the Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2007	2007

Assets
Current Assets:
Cash	$-	$-
Accounts receivable	35,085	74,148
Accounts receivable - related parties	-	-
Prepaid expenses and deposits (Note 4)	245,042	414,470

Total Current Assets	280,127	488,617

Property and Equipment, net of accumulated depreciation	225,510	174,047

Other assets, net of accumulated amortization	4,577	4,195

Goodwill (Note 4)	-	-

Total Assets	$510,214	$666,859

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$20,575	$11,306
Accounts payable	497,455	233,664
Accounts payable - related parties (Note 9)	228,524	52,779
Loans payable to stockholders (Note 5)	62,500	62,500
Compensation payable (Note 7 )	13,952	6,976

Total Current Liabilities	823,006	367,225

Long Term Liabilities:
Convertible Debentures to Shareholders (Note 8)	1,538,098	1,342,952
Due to related party (Note 6)	42,000	42,000

Total Long Term Liabilities	1,580,098	1,384,952

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at October 31, 2006 and
April 30, 2006, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
6,319,940 and 5,383,064 shares issued and outstanding at
October 31, 2007 and April 30, 2007, respectively (Note 8(d))	5,383	5,383
Additional paid in capital	2,910,233	2,888,959
Accumulated other comprehensive income	(35,516)	(144)
Deficit accumulated during the development stage	(4,773,991)	(3,979,514)

Total Stockholders’ Equity (Deficit)	(1,892,891)	(1,085,318)

Total Liabilities and Stockholders’ Equity (Deficit)	$510,214	$666,859

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the six months ended		2002)
	October 31,		through
	2007	2006	October 31, 2007

Revenue	$86,206	$512,408	$1,013,325

Revenue from related parties (Note 9(a))	-	-	1,676
	86,206	512,408	1,015,001

Cost of goods sold	(223,706)	(187,119)	(785,217)

Gross Profit	(137,500)	325,289	229,784

Expenses
Depreciation	11,360	14,449	121,196
Office, telephone and administration	19,383	20,281	935,837
Management Fees	178,145	160,472	884,814
Accounting & Legal	154,130	41,250	432,039
Advertising & Promotion	2,578	10,304	14,353
Interest & Bank Charges	78,445	9,307	232,033
Licenses, Dues & Fees	5,402	18,436	46,848
Rent & Insurance	75,314	43,438	252,124
Wages, Benefits & Subcontract	110,770	186,249	698,836
Travel	9,269	27,450	80,694
Development costs	10,152	17,886	69,457
Loss/gain on Foreign Currency Exchange	2,029	2,537	83,248
Acquisition fees	-	-	90,000

Total Expenses	656,977	552,059	3,941,479

Operating Loss	(794,477)	(226,770)	(3,711,695)

Other Income and Expenses
Impairment of goodwill (Note 11)	-	-	(165,000)
Debt Forgiveness			264,856
Discontinued Operations			(738,692)

Provision for income taxes	-	-	-

Net Loss	$(794,477)	$(226,770)	$(4,350,531)

Net Loss Per Share (Basic and Diluted)	$(0.15)	$(0.06)

Weighted Average Shares Outstanding (Basic and Diluted)	5,383,069	4,050,000

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	October 31,
	2007	2006

Revenue	$22,709	$293,285
	22,709	293,285

Cost of goods sold	(97,668)	(50,923)

Gross Profit	(74,959)	242,362

Expenses
Depreciation	5,587	9,958
Office, telephone and administration	4,463	11,510
Management Fees	20,815	84,476
Accounting & Legal	34,460	16,818
Advertising & Promotion	549	181
Interest & Bank Charges	34,421	1,673
Licenses, Dues & Fees	1,987	11,585
Rent & Insurance	21,537	21,816
Wages, Benefits & Subcontract	21,754	102,879
Travel	2,297	-
Development costs	-	10,850
Loss/Gain on Foreign Currency Exchange	(86)	2,537
Impairment of goodwill (Note 11)	-	-

Total Expenses	147,784	274,283

Net loss before taxes	(222,743)	(31,921)

Provision for income taxes	-	-

Net Loss	$(222,743)	$(31,921)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	5,383,069	4,050,000

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance at inception December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	500,000	500	(336)	-	-	162
Equipment	-	-	666,667	667	15,884	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	500,000	500	12,465	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	1,666,667	1,667	28,511	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	3,375,001	3,376	237,174	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 10)	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 11)	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	4,050,000	$4,050	$1,401,500	$14,114	$(2,010,252)	$(590,588)

(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Stock issued for:
Consulting Agreement (Note 13(e))			103,333	103	92,897			93,000

Consulting Agreements (Note 13(f))			229,791	230	220,369			220,599

Executive Employment Agreement (Note 13(h))			666,667	667	799,333			800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance – April 30, 2007	-	-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Net (loss) for the period	-	-	-	-	-	-	(794,477)	(794,477)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(35,372)	-	(13,096)

Comprehensive (loss)	-	-	-	-	-	-	-	(807,573)

Balance – October 31, 2007	-	-	5,383,069	$5,383	$2,888,959	$(35,516)	$(4,773,991)	$(1,892,891)

The accompanying notes are an integral part of these financial statements

 Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2007	2006	October 31, 2007

Cash Flows From Operating Activities
Net Loss	$(794,477)	$(226,770)	$(4,417,051)
Adjustments to reconcile net loss to cash
Depreciation	11,361	14,449	87,221
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Changes in working capital items
Increase (decrease) in bank overdraft	9,271	(7,008)	20,577
Increase (decrease) in accounts payable	263,791	37,131	497,455
Increase in accounts payable - related parties	175,745	-	228,524
Increase in due to related parties	-	274,467	42,000
Increase in compensation payable	6,976	13,952	13,952
Decrease (Increase) in accounts receivable	39,063	(256,907)	(35,085)
Decrease in accounts receivable related parties	-	13,741	-
Decrease (Increase) in prepaid expenses	169,427	(16,090)	(245,043)

Net Cash Provided by (Used In) Operating Activities	(118,843)	(153,035)	(3,552,450)

Cash Flows to Investing Activities
Acquisition of property and equipment	(51,464)	14,653	(288,358)
Acquisition of other assets	-	(50)	(5,246)

Net Cash Used in Investing Activities	(51,464)	14,603	(293,604)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	195,146	143,572	1,538,098
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	1,696,726

Net Cash Provided by Financing Activities	195,146	143,572	3,236,177

Increase (Decrease) in Cash in the Period	24,839	5,140	(609,877)

Comprehensive gain (loss) on translation	(24,839)	(1,185)	609,877

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$3,955	$-

(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2007	2006	October 31, 2007

Non-Cash Financing Activities
Common stock issued for equipment	$-	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for services	$-	$-	$1,340,599
Issuance of common stock for consulting	$-	$-	$205,200

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (the Company) (formerly Infotec Business Systems, Inc.) and its wholly owned subsidiaries, Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”, and Galaxy US Networks Inc. (formerly, Eventec Inc) as of October 31, 2007 and for the six and three month periods ended October 31, 2007 and 2006 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six and three month periods ended October 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2007 was derived from audited financial statements.

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

 (e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending October 31, 2007 and 2006.

3. Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 0.9447, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.0329.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at October 31, 2007 and April 30, 2007 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended October 31, 2007 which generated a fully reserved tax asset.

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

5.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2007 and April 30, 2007 was $62,500 and $62,500 respectively.

6.  Due to Related Party

Advances made by a past director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2007 and April 30, 2007 was $42,000 and $42,000, respectively.

7. Compensation Payable

The total amount of compensations payable at October 31, 2007 and April 30, 2007 was $13,952 and $6,976 respectively.

8. Convertible Debentures to Shareholders

The total amount advanced at October 31, 2007 and April 30, 2007 was $1,538,098 and $1,342,952 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares.  All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term.  Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares.  Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2007.

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

9.  Related Party Transactions

Accounts payable - related parties includes the amount of $228,524 and $52,779 at October 31, 2007 and April 30, 2007, respectively, due to past officers and directors of the Company.

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

12.  Reorganization

As of November 11, 2004, the Company made and entered into an agreement which provides for the reorganization of Galaxy Networks Inc., a British Columbia company, with and into Wavelit, inc. (formerly Infotec Business Systems, Inc), a Nevada company, resulting in Galaxy Networks Inc. becoming a wholly-owned subsidiary of Wavelit, Inc. (Wavelit). The agreement was for the exchange of 100% of the out-standing common stock of Galaxy Networks Inc., for 20,000,000 (50,000,000 post-split) shares of Wavelit’s common stock.

The former shareholders of Galaxy Networks Inc. acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Galaxy Networks Inc. was considered the accounting acquirer and the related business combination was considered a recapitalization of Galaxy Networks Inc. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Wavelit, Inc. (formerly Infotec Business Systems, Inc.). These financial statements include the financial position of Wavelit, Inc., Galaxy Networks, Inc. (CDN) and Galaxy Networks Inc. (US) (formerly “Eventec Inc.”), at October 31, 2007, and their results of operations from November 11, 2004 to October 31, 2007.

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-KSB filed with the Securities and Exchange Commission on September 14, 2007. All figures representing shares of our capital stock have been adjusted to reflect the 30 to 1 reverse split of our capital stock on June 13, 2007.

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

Recent Developments

On November 30, 2007, Wavelit entered into a Stock Purchase Agreement with ATB Company to purchase 100% of the issued and outstanding stock of Precision Aviation Inc., an Unmanned Aerial Vehicle manufacturing and R&D company with operations in Nevada and Texas.  www.precisionuav.com Wavelit will issue Forty Million (40,000,000) restricted WAVL common shares to ATB Company and will aquire $450,000 in assets. Wavelit’s Board of Directors received 60% Shareholders Consent  and approval to enter into the Stock Purchase Agreement on November 22, 2007.  Wavelit has also entered into a Memorandum of Understanding with Precision Aviation wherein Wavelit will appoint two additional Board Members and Precision will make funds available to pay down the existing commercial obligations Wavelit has accrued.

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

The Wavelit Media Server system allows both content distribution via the Internet and the application of digital rights management technologies for securing such content. The Wavelit Media Server incorporates a storage, management, and distribution system and proprietary software to control the hardware platform with Wavelit's encoder soft-ware. Together the system can manage large volumes of entertainment programming and has content archive, search, access, serve and track capability. Software selects and assembles various pieces of stored content as separate digital files into a single continuous seamless programming block for playback or broadcast. Wavelit's software and management systems have been designed with ease of use in mind, allowing anyone with a broadband connection to broadcast their message to thousands of viewers worldwide. The Encoder was designed and developed to replace an entire room of traditional equipment that would otherwise be needed to drive a broadcasting operation.

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
-   digital video production and editing;
-   advertising and marketing; and
-   resellers and agents.

We plan to market our streaming video and Internet TV services directly to selected resellers and distributors and to content creators or program development companies or organizations. We are developing programs and plans for revenue generation on the new Wavelit.com website which we expect to launch next quarter.

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

1. Upgrade our web sites and add additional content.
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

Marketing

Subject to adequate financial support, we have budgeted $50,000 for the development of marketing materials, including: (i) the updating of our web sites at www.Wavelit.com and www.Nextposure.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We do not expect to engage sales personnel for our marketing efforts initially, but will rely on relationships and advertising through our customers under the slogan “Powered by Wavelit”. Given adequate funding, we expect to be able to engage marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

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

Employment

In addition to our President/CEO, we engage contractors from time to time as needed. With additional funding, our plan is to increase our staff levels over the next twelve month period.  As prospects and circumstances warrant, additional full-time and part-time employees, as well as consultants will be engaged to perform required services.

Results of Operations

Our October 31, 2007 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to October 31, 2007 and incorporate the accounts and operations for Infotec Business Systems, Inc., and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to October 31, 2007.

For the period from incorporation, December 13, 2002 through October 31, 2007, we incurred a deficit of $4,773,991. Operating expenditures during the period totaled $3,941,479, composed principally of Management fees of $884,814, office, telephone and administrative of $935,837, wages, benefits and subcontract $698,836, accounting & legal $432,039and depreciation charges of $121,196. Cumulative net revenues less cost of goods sold during the period totaled $229,784.

For the six month period ended October 31, 2007, we incurred a loss from operations of $137,500. Revenues, net of costs of goods sold were $86,206 in the period. Our principal areas of expenditure during the period were for Management fees of $178,145, accounting &legal fees of $154,130, rent & insurance of $75,314 and Wages, Benefits & SubContracts  of $110,770.

For the three month period ended October 31, 2007, we incurred a loss from operations of $74,959. Revenues, net of costs of goods sold were $97,668 in the period. Our principal areas of expenditure during the period were for Management fees of $20,815, accounting &legal fees of $34,460, rent & insurance of $21,537 and Wages, Benefits & SubContracts of $21,754.

Liquidity and Capital Resources

As of October 31, 2007, we had an accumulated deficit of $4,773,991, stockholders deficit of $1,892,891 and an overdraft of $20,575. Our working capital deficit at October 31, 2007 was $542,879. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

Additional Risk Factors

As noted throughout this quarterly report, Wavelit, Inc., is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability. It is not possible, however, to foresee all risks which may affect us. Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan. Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading “Liquidity and Capital Resources” above and the additional risk factors we have set out below.

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

Staff Availability - We currently engage our President/CEO and contractors.  We currently have employment agreements with the directors, officers, employees and contractors we depend on for the successful implementation of our plan. However, our ability to sell products and successfully implement our business plan may be adversely affected by the limitation in availability of staff.

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

ITEM 3.  Controls and Procedures

On October 31, 2007, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Wavelit has settled a lawsuit filed in New York by AboveNet Communications.  (AboveNet vs Infotec) The out-of-court settlement agreed upon is $87,500.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None

ITEM 4.  Submissions of Matters to a Vote of Security Holders.

None

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits.

Index to Exhibits

Exhibits	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVELIT, INC. (Registrant)

Date: December 14, 2007	By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, President, Director, CEO)