Form 10QSB
period 2008-01-31
Wavelit, Inc.
filed 2008-03-14
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2008

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

YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,319,940 as of March 14, 2008.

WAVELIT, INC.

Form 10-QSB for the three months ended January 31, 2008

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of January 31, 2008 and April 30, 2007	3

	Statements of Operations for the six month periods ended January 31, 2008 and January 31, 2007 and from inception (December 13, 2002) through January 31, 2008	4

	Statements of Operations for the three month periods ended January 31, 2008 and January 31, 2007	5

	Statement of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through January 31, 2008	6

	Statements of Cash Flows for the six month periods ended January 31, 2008 and January 31, 2007 and from inception (December 13, 2002) through January 31, 2008	9

	Notes to the Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2008	2007

Assets
Current Assets:
Cash	$894	$-
Accounts receivable	23,964	74,148
Accounts receivable - related parties	-	-
Prepaid expenses and deposits (Note 4)	263,778	414,470

Total Current Assets	288,636	488,617

Property and Equipment, net of accumulated depreciation	214,810	174,047

Other assets, net of accumulated amortization	142,141	4,195

Investment – Precision Aviation(Note 10)	520,000	-

Total Assets	$1,165,588	$666,859

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$-	$11,306
Accounts payable	405,989	233,664
Accounts payable - related parties (Note 9)	197,691	52,779
Loans payable to stockholders (Note 5)	118,424	62,500
Compensation payable (Note 7 )	13,952	6,976

Total Current Liabilities	736,056	367,225

Long Term Liabilities:
Convertible Debentures to Shareholders (Note 8)	1,612,934	1,342,952
Due to related party (Note 6)	243,181	42,000

Total Long Term Liabilities	1,856,115	1,384,952

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;no shares issued and outstanding at January 31, 2008 and April 30, 2007, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;46,319,940 and 5,383,064 shares issued and outstanding at January 31, 2008 and April 30, 2007, respectively (Note 8(d))	46,320	5,383
Additional paid in capital	3,611,626	2,888,959
Accumulated other comprehensive income	(34,843)	(144)
Deficit accumulated during the development stage	(5,049,688)	(3,979,514)

Total Stockholders’ Equity (Deficit)	(1,426,584)	(1,085,318)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,165,588	$666,859

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative amounts from inception (December 13,
	For the nine months ended		2002)
	January 31,		through
	2008	2007	January 31, 2008

Revenue	$119,288	$591,933	$1,046,407

Revenue from related parties	-	-	1,676
	119,288	591,933	1,048,083

Cost of goods sold	(211,582)	(258,508)	(773,093)

Gross Profit	(92,294)	333,425	274,990

Expenses
Depreciation	9,122	21,263	118,958
Office, telephone and administration	21,827	41,036	938,282
Management Fees	177,158	301,021	883,827
Accounting & Legal	180,426	110,153	458,335
Advertising & Promotion	2,550	10,092	14,325
Interest & Bank Charges	109,173	26,273	262,761
Licenses, Dues & Fees	5,526	37,385	46,972
Rent & Insurance	94,733	73,164	271,543
Wages, Benefits & Subcontract	139,269	254,680	727,335
Bad Debt Expense		239,370	239,370
Travel	9,193	49,742	80,618
Development costs	10,039	28,146	69,344
Loss/gain on Foreign Currency Exchange	2,366	(52,128)	83,585
Acquisition fees	-	-	90,000

Total Expenses	761,382	1,140,197	4,285,255

Operating Loss	(853,676)	(806,772)	(4,010,265)

Other Income and Expenses
Impairment of goodwill (Note 11)	-	-	(165,000)
Debt Forgiveness		260,432	264,856
Discontinued Operations			(738,692)

Provision for income taxes	-	-	-

Net Loss	$(853,676)	$(546,340)	$(4,649,101)

Net Loss Per Share (Basic and Diluted)	$(0.05)	$(0.13)

Weighted Average Shares Outstanding (Basic and Diluted)	15,985,216	4,065,000

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	January 31,
	2008	2007

Revenue	$33,515	$83,867

Cost of goods sold	12,000	(72,172)

Gross Profit	45,515	11,695

Expenses
Depreciation	2,978	7,171
Office, telephone and administration	844	21,436
Management Fees	-	126,453
Accounting & Legal	26,461	69,425
Advertising & Promotion	-	-
Interest & Bank Charges	30,866	17,029
Licenses, Dues & Fees	125	18,950
Rent & Insurance	19,841	30,434
Wages, Benefits & Subcontract	28,998	74,831
Bad Debt Expense		239,370
Travel	-	832
Development costs	-	10,323
Loss/Gain on Foreign Currency Exchange	360	2,436

Total Expenses	110,473	618,690

Net loss before taxes	(64,958)	(606,995)

Other Income and Expenses
Debt Forgiveness		260,432

Provision for income taxes	-	-

Net Loss	$(64,958)	$(346,563)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.08)

Weighted Average Shares Outstanding (Basic and Diluted)	37,189,510	4,094,950

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
(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Compre- hensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Stock issued for:
Consulting Agreement (Note 13(e))			103,333	103	92,897			93,000

Consulting Agreements (Note 13(f))			229,791	230	220,369			220,599

Executive Employment Agreement (Note 13(h))			666,667	667	799,333			800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance – April 30, 2007	-	-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Consulting Agreements (Note 13(f))			936,876	937	17,801			18,738

Share purchase agreement (Note 11)			40,000,000	40,000	480,000			520,000

Net (loss) for the period	-	-	-	-	-	-	(853,676)	(853,676)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(34,699)	-	(34,699)

Comprehensive (loss)	-	-	-	-	-	-	-	(888,375)

Balance – January 31, 2008	-	-	46,319,645	$46,320	$3,386,760	$(34,843)	$(5,049,688)	$(1,426,584)

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative amounts from inception (December 13,
	For the nine month period ended		2002)
	January 31,		through
	2008	2007	January 31, 2008

Cash Flows From Operating Activities
Net Loss	$(853,676)	$(546,340)	$(4,476,250)
Adjustments to reconcile net loss to cash
Depreciation	9,122	21,263	84,982
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Gain on Foreign Exchange		52,128
Changes in working capital items
Increase (decrease) in bank	12,198	22,260	17,650
Increase (decrease) in unearned revenue		(4,000)
Increase (decrease) in accounts payable	172,325	67,726	405,989
Increase in accounts payable - related parties	144,912	(118,302)	197,691
Increase in due to related parties	-	(103,337)	42,000
Increase in compensation payable	6,976	(6,229)	13,952
Decrease (Increase) in accounts receivable	50,184	(25,960)	(46,206)
Decrease in accounts receivable related parties	-	13,741	-
Decrease (Increase) in prepaid expenses	150,692	(103,771)	(263,778)

Net Cash Provided by (Used In) Operating Activities	(307,267)	(730,821)	(3,768,970)

Cash Flows to Investing Activities
Acquisition of property and equipment	(63,645)	9,456	(300,539)
Acquisition of other assets	(138,556)	114	(143,802)

Net Cash Used in Investing Activities	(202,201)	9,570	(444,341)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	471,163	775,071	1,814,115
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	1,696,726

Net Cash Provided by Financing Activities	471,163	775,071	3,512,194

Increase (Decrease) in Cash in the Period	(38,305)	53,820	(701,117)

Comprehensive gain (loss) on translation	39,199	(38,568)	702,011

Cash - Beginning of Period	-	-	-

Cash - End of Period	$894	$15,252	$894

(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative amounts from inception (December 13,
	For the nine month period ended		2002)
	January 31,		through
	2008	2007	January 31, 2008

Non-Cash Financing Activities
Common stock issued for equipment	$-	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for services	$-	$-	$1,340,599
Issuance of common stock for consulting	$18,738	$93,000	$223,938

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (the Company) (formerly Infotec Business Systems, Inc.) and its wholly owned subsidiaries, Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”, Galaxy US Networks Inc. (formerly, Eventec Inc) and newly aquired Precision Aviation, Inc. as of January 31, 2008 and for the nine and three month periods ended January 31, 2008 and 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six and three month periods ended January 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2007 was derived from audited financial statements.

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

 (e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending January 31, 2008 and 2007.

3. Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.0038, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 0.9984.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at January 31, 2008 and April 30, 2007 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended January 31, 2008 which generated a fully reserved tax asset.

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

On November 1, 2007, the company entered into a Consultant Advisor Agreement with Peter Lindhout wherein Mr Lindhout is to research and develop acquisition targets and make introductions to privately held corporations to facilitate acquisitions.  The company issued 936,876 shares to Mr. Lindhout (valued at $18,738 according to the November 1st closing price of $0.02).  As of the filing of this quarterly report, these consulting services have not been provided by Mr. Lindhout.

5.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2008 and April 30, 2007 was $381,112 and $62,500 respectively.

6.  Due to Related Party

Advances made by a past director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2008 and April 30, 2007 was $42,000 and $42,000, respectively.

7. Compensation Payable

The total amount of compensations payable at January 31, 2007 and April 30, 2007 was $13,952 and $6,976 respectively.

8. Convertible Debentures to Shareholders

The total amount advanced at January 31, 2008 and April 30, 2007 was $1,433,003 and $1,342,952 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares.  All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term.  Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares.  Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2007.

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

(j)
On November 1, 2007, the company entered into a Consultant Advisor Agreement with Peter Lindhout wherein Mr Lindhout is to research and develop acquisition targets and make introductions to privately held corporations to facilitate acquisitions.  The company issued 936,876 shares to Mr. Lindhout (valued at $18,738 according to the November 1st closing price of $0.02).  As of the filing of this quarterly report, these consulting services have not been provided by Mr. Lindhout.

(k)
On November 22, 2007, the company completed a Stock Purchase Agreement with ATB Company wherein the company aquired 100% of Precision Aviation, Inc.  The company issued 40,000,000 restricted WAVL shares to ATB Company placing ATB as majority shareholder of the company.  The company also entered into a Memorandum of Understanding with ATB Company wherein ATB Company will invest additional funds to be directed towards the company’s accrued debts.

9.  Related Party Transactions

Accounts payable - related parties includes the amount of $197,691 and $52,779 at January 31, 2008 and April 30, 2007, respectively, due to past officers and directors of the Company.

10.  Business Acquisition

On November 22, 2007, the company completed a Stock Purchase Agreement with ATB Company wherein the company aquired 100% of Precision Aviation, Inc.  The company issued 40,000,000 restricted WAVL shares to ATB Company placing ATB as majority shareholder of the company.  The company also entered into a Memorandum of Understanding with ATB Company wherein ATB Company will invest additional funds to be directed towards the company’s accrued debts.

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

Recent Developments

On November 22, 2007, Wavelit entered into a Stock Purchase Agreement with ATB Company to purchase 100% of the issued and outstanding stock of Precision Aviation Inc., an Unmanned Aerial Vehicle manufacturing and R&D company with operations in Nevada and Texas.  www.precisionuav.com Wavelit will issue Forty Million (40,000,000) restricted WAVL common shares to ATB Company and will aquire $450,000 in assets. Wavelit’s Board of Directors received 60% Shareholders Consent  and approval to enter into the Stock Purchase Agreement on November 22, 2007.  Wavelit has also entered into a Memorandum of Understanding with Precision Aviation wherein Wavelit will appoint two additional Board Members and Precision will make funds available to pay down the existing commercial obligations Wavelit has accrued.

Overview

We are an emerging development company. We provide complete, end-to-end solutions for streaming media and broadcasting over the Internet, from filming and editing, to media hosting and transmission, to broadcasting through our Internet TV channel at www.Wavelit.com. We conduct our principal business operations through our wholly-owned subsidiary Galaxy Networks Inc. (“Galaxy”), a British Columbia, Canada company which designs, develops, manages and markets products and services that provide end-to-end solutions for streaming or broadcasting digital media over the Internet.  With the acquisition of Precision Aviation, Inc., our existing video streaming network will integrate the delivery of aerial surveillance video captured in-flight onboard unmanned auto-piloted aerial vehicles produced by Precision Aviation.  The video content can be delivered to any internet web-browser located anywhere in the world.

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

Precision Aviation, Inc.

Precision Aviation is a developer and marketer of both short and long-range aerial drones. The drones are intended for both private and governmental use in such diverse industries as military, oil and gas, municipal, forestry, agriculture and coastal/border surveillance.

Precision Aviation Inc. has taken a new approach to the development of UAV technology by making use of advanced composite construction techniques and materials. The company incorporates the latest in ultra light high speed computer processors to deliver a flexible, mission specific UAV to our customers that can perform various complex missions.

While military applications for Precision Aviation products are a natural in these current times of global instability, Precision Aviation is looking forward to a more peaceful future and is focusing not only on military, but also on civilian uses for UAV's. Precision aviation products will provide platforms necessary for aerial imaging in industries and sectors as diverse as agricultural, forestry, livestock ranches, law enforcement, environmental protection agencies, coast guard, and even Hollywood.

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

Results of Operations

Our January 31, 2008 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy from incorporation, December 13, 2002 to October 31, 2007 and incorporate the accounts and operations for Infotec Business Systems, Inc., Galaxy US Networks Inc. (formerly Eventec Inc.) and newly aquired Precision Aviation, Inc. from October 1, 2005 to Janaury 31, 2008.

For the period from incorporation, December 13, 2002 through January 31, 2008, we incurred a deficit of $5,049,688. Operating expenditures during the period totaled $4,285,255, composed principally of Management fees of $883,827, office, telephone and administrative of $938,282, wages, benefits and subcontract $727,335, accounting & legal $458,335, interest & bank charges of $262,761 and rent & insurance $271,543. Cumulative net revenues less cost of goods sold during the period totaled $274,990.

For the nine month period ended January 31, 2008, we incurred a loss from operations of $853,676. Revenues, net of costs of goods sold were $211,582 in the period. Our principal areas of expenditure during the period were for Management fees of $177,158, accounting &legal fees of $180,426, rent & insurance of $94,733 and Wages, Benefits & SubContracts  of $139,269.

For the three month period ended January 31, 2008, we incurred a loss from operations of $64,958. Revenues, net of costs of goods sold were $45,515 in the period. Our principal areas of expenditure during the period were for Interest & Bank Charges of $30,866, accounting &legal fees of $26,461, rent & insurance of $19,841 and Wages, Benefits & SubContracts of $28,998.

Liquidity and Capital Resources

As of January 31, 2008, we had an accumulated deficit of $5,049,688 and  stockholders deficit of $1,426,584. Our working capital deficit at January 31, 2008 was $433,468. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

ITEM 3.   Controls and Procedures

On January 31, 2008, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Wavelit has settled a lawsuit filed in New York by AboveNet Communications.  (AboveNet vs Infotec) The out-of-court settlement agreed upon is $87,500.
Wavelit is currently named as defendant in a wrongful dismissal case filed in British Columbia courts by a past contractor.  Cost are not foreseen to be significant.

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

WAVELIT, INC. (Registrant)

Date: March 14, 2008	By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, President, Director, CEO)