Form 10-K
period 2008-04-30
Wavelit, Inc.
filed 2008-08-12
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

WAVELIT, INC. (Formerly INFOTEC BUSINESS SYSTEMS, INC.)
(Name of small business issuer in its charter)

NEVADA	98-0358149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1406 - 650 South Grand Avenue, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number  (604) 294-5360

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

YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $167,034.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on July 31, 2008 (an aggregate 6,319,940 shares out of a total of 46,319,940 shares outstanding at that time) was approximately $379,196 computed by reference to the average closing bid and ask price on that date.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  46,319,940 shares of Common Stock as of July 31, 2008.

This report contains a total of 37 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one): Yes ☐;  No ☒

PART I

The terms "Wavelit", "us", "we", "the company" and "our", refer to Wavelit, Inc (formerly Infotec Business Systems, Inc.) or our wholly owned subsidiaries Precision Aviation Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly, Infotec Business Strategies Inc.), Galaxy US Networks Inc. (formerly, Eventec Inc.) and ebahn Television Networks Inc., unless the context otherwise implies.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words.  You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information.  Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our company to be materially different from those which may be expressed or implied by such statements.  The factors listed in the subsection under the caption "Additional Risk Factors" which is included in the section of this report titled "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements.  We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF THE BUSINESS

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

On November 22, 2007, the company completed a Stock Purchase Agreement with ATB Company wherein the company acquired 100% of Precision Aviation, Inc. The company issued 40,000,000 restricted WAVL shares to ATB Company placing ATB as majority shareholder of the company. The company also entered into a Memorandum of Understanding with ATB Company wherein ATB Company will invest additional funds to be directed towards the company’s accrued debts.

The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Wavelit, Inc. (formerly Infotec Business Systems, Inc.) These financial statements include the financial position of Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Precision Aviation Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.) and Galaxy US Networks Inc. (formerly “Eventec Inc.”), at April 30, 2008, and their results of operations from December 13, 2002 to April 30, 2008.

Business of Issuer

Precision Aviation, Inc. (newly acquired wholly-owned subsidiary of Wavelit, Inc. as of November 22, 2007)

Precision Aviation, Inc. (PAI) is in the business of developing, manufacturing and marketing Unmanned Aerial Vehicles (UAVs) for aerial surveillance and scanning missions. PAI markets these production and custom UAVs to civilian, industrial, governmental, policing and military clients.

PAI is a developer and marketer of short, medium and long-range aerial drones. Since the 1940's federal and locals governments have used varying forms of remotely piloted vehicles for many purposes primarily as target practice for manned aircraft. Our drones are intended for both private and governmental use in such a diverse array of applications such as oil and gas exploration, municipal operations, forestry, agriculture and coastal/border surveillance as well as various military applications.

PAI has taken a new approach to the development of UAV technology by making use of advanced composite construction techniques and materials. The company incorporates the latest in ultra light high speed computer processors to deliver a flexible, mission specific UAV to our customers that can perform various complex missions.

While military applications for PAI products are a natural in these current times of global instability, PAI is looking forward to a more peaceful future and is focusing not only on military, but also on civilian uses for UAVs. PAI products will provide platforms necessary for aerial imaging in industries and sectors as diverse as agricultural, forestry, livestock ranches, law enforcement, environmental protection agencies, coast guard, and even Hollywood. Currently, PAI is aggressively developing a class of micro-UAVs to support law enforcement with perimeter level reconnaissance to preserve the safety of officers in close contact and hostage type situations. These UAVs provide much more focused coverage than having only trained officers at street-level.

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

•
Advertising Supported Programming - we deliver free programming to viewers supported by advertising on Wavelit.com. We offer a completely live view of wild animals in their natural habitats. Streaming video completely live 24 hrs a day, viewers can watch wild animals in locations around the world without having to leave home.

•
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

We have identified more specifically the following markets due to their growth characteristics and our experience with customers in these markets:

•	content providers;

•	Internet Broadcast Networks (Internet TV);

•	live media and archival feed services;

•	digital video production and editing;

•	advertising and marketing; and

•	resellers and agents.

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

With adequate funding, we expect to undertake the following in connection with our plan:

1.	Continue to hire staff for office administration and customer service and support.

2.	Market our products and services, while adding new content to our website Wavelit.com.

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

Marketing

Subject to adequate financial support, we have budgeted $100,000 for the development of marketing materials, including: (i) the updating of our web site at www.wavelit.com, (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We have engaged sales personnel for our marketing efforts, but will continue to rely on relationships and advertising through our customers under the slogan “Powered by Wavelit”. Given adequate funding, we expect to be able to engage additional marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

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

Development

Our development staff is responsible for our system operation and maintenance and for providing customer service to our existing customer base. Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades, content encoding and development of the Wavelit.com web portal. We have set out our assessment of the costs for development below under the subheadings “Property and Plant” and “Employment”. Our existing infrastructure is adequate to meet our customers current and short term needs, however, our growth is ultimately dependent on increasing our delivery capabilities and our ability to support and service our customer’s needs.

Property or Plant

With completion of our acquisitions and our server co-location facility or “POP” in Los Angles, we do not expect to make additional capital purchases in the near term.

Employment

On August 1, 2007, CEO Arthur Griffiths resigned from all offices of Wavelit, Inc, as well as resigning as Director. On August 18, 2007, Lorne Milne resigned as VP Operations and Rory Clarke resigned as VP Finance. On August 1, 2007, Kent Vaesen assumed the offices of CEO and CFO. In addition to our CEO/CFO, one full time Network Manager and one part-time programmer.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease property at 650 S. Grand Avenue, Los Angeles, California, 90017 for our POP facility, for our principal executive offices and our subsidiary’s development facilities.

ITEM 3. LEGAL PROCEEDINGS

We have settled litigation with AboveNet in the amount of $87,500 and have paid AboveNet in full. AboveNet was contracted to supply bandwidth to our POP facility in Los Angeles. AboveNet claimed payments due, and when left unpaid, filed suit in New York. Wavelit has settled out-of-court.

We have an on-going Wrongful Dismissal lawsuit filed by a previous consultant. Lawsuit filed in Vancouver, BC, Canada.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

On November 22, 2007, a vote was put to the shareholders in order to approve the Stock Purchase Agreement between Wavelit, Inc. and ATB Company, a Colorado corporation, in which Wavelit, Inc. will purchase 100% of the issued and outstanding shares of Precision Aviation, Inc., a Nevada corporation, for Forty Million (40,000,000) Wavelit, Inc. common shares. The company received not less than 51% approval from its shareholders of record as at November 22, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "WAVL" (formerly “IFTC”).  The following table sets forth the high and the low bid quotations quarterly for our shares of common stock during the last two fiscal years ended April 30, 2008 and have been adjusted to reflect our 30:1 reverse split which took effect on June 8, 2007.  The closing bid on July 31, 2008 is also shown.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
2008
4th Quarter
February 1, 2008 - April 30, 2008	$0.13	$0.02
3rd Quarter
November 1, 2007 - January 31, 2008	$0.03	$0.01
2nd Quarter
August 1, 2007 - October 31, 2007	$0.13	$0.02
1st Quarter
May 1, 2007 - July 31, 2007	$0.59	$0.30
2007
4th Quarter
February 1, 2007 - April 30, 2007	$2.10	$0.60
3rd Quarter
November 1, 2006 - January 31, 2007	$3.90	$0.60
2nd Quarter
August 1, 2006 - October 31, 2006	$2.70	$0.60
1st Quarter
May 1, 2006 - July 31, 2006	$3.30	$0.60

On July 31, 2008, the closing bid price for the common stock was $0.060.

There are approximately 350 holders of record of our common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The matters and items discussed in this annual report on Form 10-K are forward-looking statements that involve risks and uncertainties, other than historical and factual statements. Actual results of the company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this annual report.

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

Operation Development and Plan

We are an emerging development company. Wavelit has developed an Internet Content Delivery Network system to distribute extremely high quality video over existing networks for business and conventional home viewers. With the acquisition of Precison Aviation, Inc.(PAI), we have also added the unique ability to broadcast Live Aerial Video as well as other Aerial Surveillance Equipment. This is a unique development taking advantage of the latest technology.

The company is focused on the following markets:

•	Enable live content to be broadcast from any location to 100’s of thousands of viewers.

•
Offer civilian and military clients the ability use our PAI produced Unmanned Aerial Vehicles (UAVs) to broadcast Live Aerial Video over existing Internet Networks. These UAVs can fly via Auto-Pilot using the Global Positioning System (GPS).

•	Our integrated solution is from industry experts-we are an Application Service Provider (ASP)

•	Corporate communication to employees. (Multi-level marketing - narrowcasting)

•	Pay-per-View broadcasting services globally.

•	Enable e-learning (e.g. coaching videos-sports)

We offer fully integrated communications and learning solutions for modular suite of products including hardware, software, media creation and management, corporate communications and content delivery. Other strategic partnerships will be exploited in other key areas, especially content.

Our core product offerings are:

•	PAI produced Unmanned Aerial Vehicles (for use in civilian and military aerial surveillance applications)

•	ISP Service

•	Encoder sales and global video broadcasting services

•	Live video streaming and on-demand video hosting services

•	Internet cable broadcaster

Our Vision is to market PAIs Unmanned Aerial Vehicles to both civilian and military clients, to deploy our Internet Video Encoder’s world wide enabling us to aggregate content which we will ultimately host on our Broadcast portal. The content will initially consist of a wildlife reality channel, (online Zoo - Wavelit.com). Several TV Channels, in multiple languages, and our own independent music artist’s video channel (www.nextposure.com). In time we will add more sports to our Pay-per-View model as well as international TV channels. Each of our channels will have multiple revenue streams to create basic advertising support to pay per view to subscriber fees.

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

Our strengths and advantages:

There are many reasons why the Wavelit solution is setting the industry standard.

•	We have many years of experience, with our existing customer base.

•	The Wavelit network is designed with Streaming media in mind, the focus of our content delivery system, is Streaming media servers, and traffic throughput.

•	Our ability and expertise, through PAI, to design, build and market Unmanned Aerial Vehicles for use in Aerial Video Surveillance and other Aerial Surveillance applications.

•
The ease of use of the Wavelit Encoder product, which has already enabled a variety of live experiences including; live casting sessions, wildlife experiences, conference streaming, live TV streams and live sporting events.

•
Experienced in generating advertising-based revenues from the broadcasting of free access live “webcams” on www.Wavelit.com as well as experienced in generating Pay-per-View revenues from broadcasting fee based special events/sporting events on www.MMAWL.com.

Results of Operations

Our April 30, 2008 audited consolidated financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to April 30, 2008 and incorporate the accounts and operations for Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Precision Aviation Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”) and Galaxy US Networks Inc. (formerly “Eventec Inc.”) from December 13, 2002 to April 30, 2008.

For the year ended April 30, 2008, we incurred a loss from operations of $1,104,281. Revenues, net of costs of goods sold were a loss of $92,976 in the period.  Our principal areas of expenditure during the period were for Accounting and Legal fees of $180,813, management fees of $196,765, rent of $104,556, subcontractor fees of $336,212, wages & benefits of $54,519, and interest charges of $139,295. Accounting and Legal fees, administration and management fees reflect costs incurred for initial regulatory filings and executive staffing respectively.

Liquidity and Capital Resources

As of April 30, 2008, we had an accumulated deficit of $5,420,252.  Our working capital deficit at April 30, 2008 was $649,875.  The accumulated deficit and our working capital was funded by proceeds from the issuance of common shares, advances from related parties and accounts payable to suppliers.

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

We currently market a range of products and services, however, we have limited revenues and limited operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2008, that there is substantial doubt about our ability to continue as a going concern.

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

Staff Availability - In addition to our CEO, we currently employ a Network Manager and contract a web programmer and web developer.  We currently have employment agreements with the directors, officers and employees we depend on for the successful implementation of our plan.

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

Management Control - Current management owns or controls approximately 0.00% of the outstanding shares of our common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries (a development stage company) (the Company) as of April 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit include consideration of internal controls over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wavelit, Inc. and Subsidiaries as of April 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

August 11, 2008 Irvine, California

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30
	2008	2007
Assets
Current Assets
Cash	$894	$0
Accounts receivable	29,360	74,148
Accounts receivable - related party	-	-
Prepaid expenses (Note 4)	210,444	414,470

Total Current Assets	240,698	488,617

Property and Equipment (Note 3(d) and 10)	416,325	236,894
Accumulated Depreciation	(143,929)	(62,847)
Net Property and Equipment	272,396	174,047

Intangible Assets (Note 3(e))	10,782	5,246
Accumulated Amortization	(1,820)	(1,051)
Net Intangible Assets	8,962	4,195

Goodwill (Note 5)	417,574	-

Total Assets	$939,630	$666,859

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	$-	$11,306
Accounts payable	262,495	233,664
Accounts payable - related party (Note 11(c))	495,891	52,779
Loans Payable to Shareholders (Note 6)	118,235	62,500
Due to related party (Note 10)	-	-
Compensation Payable (Note 9)	13,952	6,976

Total Current Liabilities	890,573	367,225

Long Term Liabilities
Convertible Debentures to Shareholders (Note 6 and 11(c))	1,848,200	1,342,952
Due to related party (Note 10)	42,000	42,000
Total Long Term Liabilities	1,890,200	1,384,952

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized; no shares issued and outstanding at April 30, 2008 and 2007, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized; 46,319,940 and 5,383,069 shares issued and outstanding at April 30 2008 and 2007, respectively	46,320	5,383
Additional paid in capital	3,559,960	2,888,959
Accumulated other comprehensive income	(27,171)	(144)
Deficit accumulated during the development stage	(5,420,252)	(3,979,514)

Total Stockholders’ Equity (Deficit)	(1,841,143)	(1,085,318)

Total Liabilities and Stockholders’ Equity	$939,630	$666,859

(The accompanying notes are an integral part of these financial statements)

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative amount
			from inception
			(December 13,
			2002
	For the year ended		through
	April 30, 2008	April 30, 2007	April 30, 2008
Revenues	$167,034	$708,726	$1,094,153

Revenues from related parties (Note 11(b))	-	-	1,676

Cost of goods sold	(260,010)	(481,776)	(821,521)

Gross Profit	(92,976)	226,950	274,308

Expenses
Accounting and Legal	180,813	169,273	458,722
Administration Fees	-	160,000	830,879
Acquisition fees	-	-	90,000
Advertising & Promotion	2,688	11,775	14,463
Interest & Bank Charges	139,295	153,588	292,883
Depreciation	25,749	28,686	135,585
Development Costs	11,963	59,305	71,268
Management Fees (Note 11(a))	196,765	442,572	903,434
Licenses, Press Release Fees & Dues	6,646	41,446	48,092
Office and telephone	21,591	59,653	107,166
Rent and Insurance	104,556	123,984	281,366
Subcontracts	336,212	298,112	696,080
Travel	9,165	53,798	80,590
Wages and Benefits	54,519	177,291	282,717
Bad Debts	-	267,934	267,934

Total Expenses	1,089,962	1,727,417	3,471,217

Operating Loss	(1,182,938)	(1,500,467)	(3,103,933)

Other income and Expenses
Loss/Gain on Foreign Exchange	(2,369)	81,219	78,850
Debt Forgiveness	81,026	264,856	345,882
Discontinued Operations (Note 5)	-	(738,692)	(738,692)
Impairment of Goodwill	-	-	(165,000)

Net loss before taxes	(1,104,281)	(1,893,084)	(4,765,831)

Provision for income taxes (Note 8)	-	-	-

Net Loss	$(1,104,281)	$(1,893,084)	$(4,765,831)

Net Loss Per Share (Basic and Diluted)	$(0.05)	$(0.44)
Weighted Average Shares Outstanding (Basic and Diluted)	23,692,176	4,298,021

(The accompanying notes are an integral part of these financial statements)

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-in capital	Comprehensive income	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	500,000	500	(338)	-	-	162
Equipment	-	-	666,667	667	(15,884)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	500,000	500	(12,465)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	1,666,667	1,667	(16,581)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for settlement of
Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	3,375,000	3,375	240,550	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 12(b))	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 12(c))	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	4,050,000	$4,050	$1,401,500	$14,114	$(2,010,252)	$(590,588)

Stock issued for:
Consulting Agreement (Note 12(e))	-	-	103,333	103	92,897	-	-	93,000

Consulting Agreements (Note 12(f))	-	-	229,791	230	220,369	-	-	220,599

Content Agreement (Note 12(g))	-	-	333,333	333	319,667	-	-	320,000

Executive Employment Agreement (Note 12(h))	-	-	666,667	667	799,333	-	-	800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance - April 30, 2007	-	$-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Stock issued for:

Consulting Agreement (Note 12(k))	-	-	936,876	937	17,800	-	-	18,737

Stock Purchase Agreement (Note 12(l))	-	-	40,000,000	40,000	480,000	-	-	520,000

Net (loss) for the period	-	-	-	-	-	-	(1,104,281)	(1,104,281)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(27,028)	-	(27,028)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,131,309)

Balance - April 30, 2008	-	$-	46,319,945	$46,320	$3,386,759	$(27,172)	$(5,420,252)	$(1,841,143)

(The accompanying notes are an integral part of these financial statements)

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended April 30,		Cumulative amount from inception (December 13, 2002 to April 30,
	2008	2007	2008)
Cash Flows From Operating Activities
Net Loss	($1,104,281)	($1,893,084)	($4,726,855)
Adjustments to reconcile net loss to cash
Depreciation	25,749	28,686	101,609
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill / Discontinued operations	-	738,692	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	(10,412)	4,298	894
Increase (decrease) in accounts payable	28,832	107,181	262,495
Increase (decrease) in accounts payable- related party	(443,112)	(80,523)	495,891
Increase in unearned revenue	-	(4,000)	-
Increase in due to related parties	-	(103,337)	42,000
Increase (decrease) in compensation payable	(6,976)	(959,253)	13,952
(Increase) decrease in accounts receivable	44,787	27,586	(29,360)
(Increase) decrease in accounts receivable- related party	-	13,741	-
(Increase) Decrease in prepaid expenses	204,026	(409,681)	(210,444)

Net Cash Provided By (Used in)
Operating Activities	(1,261,387)	(2,529,694)	(3,056,126)

Cash Flows to Investing Activities

Acquisition of property and equipment	(179,431)	(89,017)	(416,325)
Acquisition of intangible assets	(5,536)	(1,734)	(10,782)

Net Cash Used in Investing Activities	$(184,967)	(90,751)	$(427,107)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	505,247	1,165,389	1,848,200
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	18,737	1,433,599	1,696,725

Net Cash provided by Financing Activities	523,984	2,598,988	3,546,278

Increase (Decrease) in Cash in the Period	894	0	894

Comprehensive gain (loss) on translation	0	0	0

Cash - Beginning of Period	0	0	-

Cash - End of Period	$894	$0	$894

Non-Cash Financing Activities
Common shares issued for equipment	$-	-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)

Issuance of common stock for purchase goodwill	$-	$-	$838,358

Issuance of common stock for services	$-	$1,340,599	$1,340,599

Issuance of common stock for consulting	$18,737	$93,000	$223,937

(The accompanying notes are an integral part of these financial statements)

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

1. Development Stage Company

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) a Nevada corporation, incorporated October 1, 2001 and its wholly owned subsidiaries  Precision Aviation Inc., a Nevada corporation incorporated October 5, 2006, Galaxy Networks Inc., a British Columbia corporation incorporated December 13, 2002, Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”), a British Columbia corporation incorporated August 30, 2001 and Galaxy US Networks Inc, (formerly “Eventec Inc.”), a Nevada corporation incorporated April 25, 2003, (herein collectively referred to as “Wavelit” or as the “Company”) is a development stage company engaged in the business of commercializing digital media encoder technology through the development of strategic alliances with major video producers. Note: Stream Horizon Studios discontinued operations as of April 30, 2008.

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

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing. The financial statements do not include any adjustments which might result for these uncertainties.

3. Summary of Significant Accounting Policies

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

(c) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at April 30, 2008 and 2007 respectively.

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

(g) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(h) Foreign Currency Transactions/Balances

Part of the operations of the Company are located in British Columbia, Canada and its functional currency is the Canadian dollar.  These financial statements where applicable have been translated using the current method whereby monetary assets and liabilities are translated at the year end exchange rate, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period.

(i) Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, and accounts payable.  The estimated fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
     Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies (continued)

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

(l) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at April 30, 2008 and April 30, 2007 respectively.

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

5. Goodwill

The changes in the carrying amount of goodwill for the year ended April 30, 2008 are as follows:

Balance as at April 30, 2007	$-
Acquisition of Precision Aviation, Inc.	417,574
Balance as at April 30, 2008	$417,574

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

6. Loans Payable to Stockholders

Loans to the Company by stockholders are non-interest bearing and have no fixed date for repayment. The total amount advanced at April 30, 2008 and April 30, 2007 was $1,848,200 and $1,342,952 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2007.

7. Compensation Payable

The total amount of compensations payable at April 30, 2008 and April 30, 2007 was $13,952 and $6,976 respectively. $13,952 is an accrual for vacation pay, sick pay and car allowance for the Company’s past president.

8. Income Taxes

  The components of the deferred tax assets are as follows at April 30:

	2008	2007
Deferred tax assets:
Net non-capital loss carry-forward	$99,000	$99,000
Net operating loss carry-forward	1,584,000	1,190,000
Depreciation/Amortization allowance	47,000	39,000
Valuation allowance	(1,730,000)	(1,329,000)
Net deferred tax assets	$-	$-

The Company had available approximately $5,014,000 of unused net operating loss carry-forwards at April 30, 2008 that may be applied against future United States taxable income. These net operating loss carry-forwards expire for Federal purposes through 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

The Company had available approximately $288,000 unused non-capital loss carry-forwards at April 30, 2008, that may be applied against future Canadian taxable income. These non-capital loss carry- forwards expire through 2015. There is no assurance that the Company will realize the benefit of the net-capital loss carry-forwards.

Change in ownership provisions may limit the benefits from net operating losses and non-capital losses carried for both United States and Canadian tax purposes.  The impact of any limitations that may be imposed have not been determined.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At April 2008 and 2007, valuation allowances for the full amount of the net deferred tax assets were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between statutory tax rate and the effective income tax rate is as follows:

	2008	2007
Statutory Canadian tax (benefit) rate	(34.5)%	(34.5)%
United States (benefit) rate	(34.0)%	(34.0)%
Valuation allowance	68.5%	68.5%
Effective income tax rate	0.0%	0.0%

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

9. Property and Equipment

	April 30,
	2008	2007
Property and equipment comprise:
Computer equipment and software	$209,908	$209,908
Demonstration equipment	2,635	2,635
Studio Equipment	71,690	71,690
Office equipment	5,215	5,215
	416,325	289,448
Less accumulated depreciation	143,929	115,402
	$272,396	$174,046

Depreciation expense at April 30, 2008 and April 30, 2007 was $25,749 and $28,686 respectively.

10. Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at April 30, 2008 and 2007 was $42,000 and $42,000 respectively.

11. Related Party Transactions

During the years ended April 30, 2008 and 2007, the Company entered into transactions (recorded at exchange values) with related parties as follows:

(a)

Management Fees	April 30, 2008	April 30, 2007
(current) President/CEO - K.Vaesen	$19,985	$-
(past) President/CEO - A.Griffiths	65,954	192,945
VP Technology - E.Clunn	44,721	160,147
VP Finance - R.Clarke	35,595	8,250
VP Operations - L.Milne	30,510	63,730
Secretary Treasurer - C.Shaw	-	17,500
	$196,765	$442,572

(b) Revenues include $0 and $0 received or receivable from companies with directors in common for the years ended April 30, 2008 and 2007 respectively.

(c) Accounts payable to Stockholders at April 30, 2008 and 2007, include the amount of $1,848,200 and $1,342,952 respectively, due to a shareholder and former officer of the Company and to companies related to a stockholder and former officer of the Company. See Note 6 - Loans Payable to Shareholders.

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

(k)
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

(l)
On November 22, 2007, the company completed a Stock Purchase Agreement with ATB Company wherein the company acquired 100% of Precision Aviation, Inc. The company issued 40,000,000 restricted WAVL shares to ATB Company placing ATB as majority shareholder of the company. The company also entered into a Memorandum of Understanding with ATB Company wherein ATB Company will invest additional funds to be directed towards the company’s accrued debts.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Director Name	Age	Position	Since
Kent Vaesen	37	CEO, President, Secretary, Treasurer	2007
		(Director and Officer as of August 1, 2007)

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

Compliance with Section 16(a) of the Exchange Act

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from December 13, 2002 (inception) through April 30, 2008 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2008; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2008:

Other Securities Annual Underlying All

Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation	SARs (#)	Options/LTIP Payouts	Other Compensation

Option/SAR Grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2008.

Compensation of Directors

There are no standard arrangements pursuant to which directors are compensated for any services provided as director.  No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned as of July 31, 2008 by:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;

(ii)	each of our directors; and

(iii)	all executive officers and directors as a group.

As at July 31, 2008, there were 46,319,940 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class
ATB Company	40,000,000	86.36%
All Executive Officers and Directors as a group (1 persons)	0	0.00%

(1)
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, in the last two fiscal years ended April 30, 2008, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we are or will be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any security holder who is known by us to own of record or beneficially more than five percent of our common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the period from May 1, 2003, through April 30, 2008:

On November 11, 2004, Infotec Business Systems, Inc. (now Wavelit, Inc.) and Galaxy Networks Inc., a British Columbia corporation, and the stockholders of Galaxy entered into a Stock Purchase Agreement whereby we agreed to acquire 100 common shares of Galaxy representing 100% of the issued shares of Galaxy, in exchange for the issuance of 20,000,000 (pre-June, 2007-30:1-split) shares of our restricted common stock.

On November 22, 2007, the company completed a Stock Purchase Agreement with ATB Company wherein the company acquired 100% of Precision Aviation, Inc. The company issued 40,000,000 restricted WAVL shares to ATB Company placing ATB as majority shareholder of the company. The company also entered into a Memorandum of Understanding with ATB Company wherein ATB Company will invest additional funds to be directed towards the company’s accrued debts.

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

ITEM 13. EXHIBITS

A. Exhibits

Number	Description of exhibit
3.1	Articles of Incorporation (1)

3.1a	Form of Certificate Change (2)

3.1b	Form of Certificate Change (3)

3.1c	Change of Directors and Officers (4)

3.2	Bylaws (1)

21	Subsidiaries of the Issuer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registration statement on Form SB-2 file number 333-90618, as amended, as declared effective by the Securities and Exchange Commission on November 5, 2002.

(2)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on March 7, 2003.

(3)
Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on May 5, 2007 and the Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.

(4)	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended April 2008 and 2007, the Company incurred the following fees for professional services rendered by the principal accountant:

	2008	2007
Fees for audit services	$47,350	$47,350
Fees for audit related services	-	-
Tax fees	-	-
All other fees	-	-

The board of directors pre-approves all audit and non-audit services to be performed by the company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) (Registrant)

Date: August 11, 2008	By:	/s/ Kent Vaesen
Kent Vaesen President, Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Vaesen	President, Secretary, Treasurer, Director	August 11, 2008
Kent Vaesen	Chief Executive Officer Principal Finance and Accounting Officer