Form 10-Q
period 2008-07-31
Wavelit, Inc.
filed 2008-09-19
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 333-90618

WAVELIT, INC. (formerly Infotec Business Systems, Inc.)
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0358149
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1406 – 650 South Grand Avenue	90017
(Address of principal executive offices)	(Zip Code)

Issuers Telephone Number (604) 294-5360

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,569,945 of September 19, 2008.

WAVELIT, INC.

Form 10-Q for the three months ended July 31, 2008

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of July 31, 2008 and April 30, 2008	3

	Statements of Operations for the three month periods ended July 31, 2008 and July 31, 2007 and from inception (December 13, 2002) through July 31, 2008	4

	Statements of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through July 31, 2008	5

	Statements of Cash Flows for the three month periods ended July 31, 2008 and July 31, 2007 and from inception (December 13, 2002) through July 31, 2008	7

	Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	19

PART II	Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2008	2008

Assets
Current Assets:
Cash	$1,101	$1,135
Accounts receivable	31,348	29,360
Inventory	239,887	145,757
Prepaid expenses and deposits (Note 4)	183,77	210,444

Total Current Assets	456,113	386,697

Property and Equipment, net of accumulated depreciation	865,641	272,396

Other assets, net of accumulated amortization	8,734	8,962

Goodwill (Note 5)	417,574	417,574

Total Assets	$1,748,061	$1,085,629

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$-	$-
Accounts payable	256,930	262,495
Accounts payable - related parties (Note 10(b))	936,924	495,891
Loans payable to stockholders (Note 6)	117,321	118,235
Compensation payable (Note 7 )	-	13,952

Total Current Liabilities	1,311,176	890,574

Long Term Liabilities:
Due to Shareholders (Note 6)	1,718,944	1,848,200
Due to related party (Note 7)	-	42,000

Total Long Term Liabilities	1,718,944	1,890,200

Contingencies and Commitments	-	-

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at July 31, 2008 and
April 30, 2008, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
54,819,940 and 46,319,940 shares issued and outstanding at
July 31, 2008 and April 30, 2008, respectively (Note 9(i))	54,820	46,320
Additional paid in capital	4,252,398	3,559,960
Accumulated other comprehensive income	(16,010)	(27,172)
Deficit accumulated during the development stage	(5,573,266)	(5,274,253)

Total Stockholders’ Equity (Deficit)	(1,282,058)	(1,695,144)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,748,062	$1,085,629

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the three months ended		2002)
	July 31,		through
	2008	2007	July 31, 2008

Revenue	$16,052	$58,301	$985,420

Revenue from related parties	-	-	1,676
	16,052	58,301	987,096

Cost of goods sold	(26,667)	(169,331)	(730,842)

Gross Profit(Loss)	(10,615)	(111,031)	256,254

Expenses
Depreciation	8,824	5,418	115,254
Office, telephone and administration	-	13,434	929,888
Management Fees	15,000	150,377	857,046
Accounting & Legal	6,681	116,881	394,790
Advertising & Promotion	-	1,824	13,599
Interest & Bank Charges	30,172	42,521	196,109
Licenses, Press Release Fees & Dues	-	3,415	44,861
Rent & Insurance	-	50,702	227,512
Wages, Benefits & Subcontract	250,000	84,735	672,801
Travel	-	6,485	77,910
Development costs	-	9,209	68,514
Acquisition fees	-	-	90,000
Bad Debts	-	-	267,934

Total Expenses	310,677	485,001	3,956,218

Operating Loss	(321,292)	(596,032)	(3,699,964)

Other Income and Expenses
Loss/Gain on Foreign Exchange	4,222	1,924	83,143
Debt Forgiveness	42,000	-	264,856
Discontinued Operations	-	-	(738,692)
Impairment of goodwill (Note 11)	-	-	(165,000)

Net loss before taxes	(275,070)	(596,032)	(4,584,290)

Provision for income taxes	-	-	-

Net Loss	$(275,070)	$(596,032)	$(4,255,657)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	47,059,076	5,383,069

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid- up Capital	Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	500,000	500	(338)	-	-	162
Equipment	-	-	666,667	667	(15,884)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	500,000	500	(12,465)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	1,666,667	1,667	(16,581)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	3,375,000	3,375	240,550	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 10)	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 11)	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	4,050,000	$4,050	$1,401,500	$14,114	$(2,010,252)	$(590,588)

Stock issued for:
Consulting Agreement (Note 9(e))	-	-	103,333	103	92,897	-	-	93,000

Consulting Agreements (Note 9(f))	-	-	229,791	230	220,369	-	-	220,599
Content Agreement (Note 9(g))	-	-	333,333	333	319,667	-	-	320,000
Executive Employment Agreement (Note 9(h))	-	-	666,667	667	799,333	-	-	800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance - April 30, 2007	-	$-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Consulting Agreement (Note 9(j))			936,876	937	17,800			18,737

Stock Purchase Agreement (Note 9(k))			40,000,000	40,000	480,000			520,000

Net (loss) for the period	-	-	-	-	-	-	(943,915)	(943,915)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(27,028)	-	(27,028)

Comprehensive (loss)	-	-	-	-	-	-	-	(432,206)

Balance – April 30, 2008	-	$-	46,319,945	$46,320	$3,386,759	$(27,172)	$(5,274,253)	$(1,695,144)

Asset Purchase Agreement (Note 9 (l))			8,500,000	8,500	694,635			703,135

Net (loss) for the period	-	-	-	-	-	-	(275,070)	(275,070)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,162	-	11,162

Comprehensive (loss)	-	-	-	-	-	-	-	439,227)

Balance – July 31, 2008	-	$-	54,819,945	$54,820	$4,081,394	$(16,010)	$(5,573,266)	$(1,282,058)

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the three month period ended		2002)
	July 31,		through
	2008	2007	July 31, 2008

Cash Flows From Operating Activities
Net Loss	$(275,070)	$(596,032)	$(4,218,606)
Adjustments to reconcile net loss to cash
Depreciation	8,824	5,418	81,278
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	687,369
Changes in working capital items
Increase (decrease) in bank overdraft	(34)	6,450	17,756
Increase (decrease) in accounts payable	(5,565)	282,535	516,199
Increase (decrease) in unearned revenue	-	-	-
Increase in accounts payable - related parties	441,033	117,898	170,677
Increase in due to related parties	(42,000)	-	42,000
Increase in compensation payable	(13,952)	6,976	13,952
(Increase) in accounts receivable	(1,988)	22,339	(51,809)
Decrease in accounts receivable related parties	-	-	-
(Increase) in prepaid expenses	26,667	59,533	(354,937)

Net Cash Provided by (Used In) Operating Activities	137,915	(94,883)	(2,841,121)

Cash Flows to Investing Activities
Acquisition of property and equipment	-	(48,057)	(284,951)
Acquisition of other assets	-	(213)	(5,459)

Net Cash Used in Investing Activities	-	(48,270)	(290,410)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	(129,256)	145,316	1,488,268
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	1,696,726

Net Cash Provided by Financing Activities	(129,256)	145,316	3,186,347

Increase (Decrease) in Cash in the Period	8,659	2,163	0

Comprehensive gain (loss) on translation	(8,693)	(2,163)	0

Cash - Beginning of Period	1,135	0	1,135

Cash - End of Period	$1,101	$0	$1,101

(continued...)
The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the three month period ended		2002)
	July 31,		through
	2008	2007	July 31, 2008

Non-Cash Financing Activities
Common stock issued for equipment	$703,135	$-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for services	$-	$-	$1,340,599
Issuance of common stock for consulting	$-	$-	$205,200

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) (the Company) and its wholly owned subsidiaries, Precision Aviation, Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the three month periods ended July 31, 2008 and 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three month periods ended July 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at April 30, 2008 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-K for the year ended April 30, 2008 filed on August 12, 2008.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending July 31, 2008 and 2007.

3. Summary of Significant Accounting Policies (continued)

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.0240, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.0122.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at July 31, 2008 and April 30, 2008 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended July 31, 2008 which generated a fully reserved tax asset.

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

5.  Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2008 are as follows:

Balance as at April 30, 2008	$417,574

Balance as at July 31, 2008	$417,574

6.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2008 and April 30, 2008 was $1,488,268 and $1,342,952 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2008.

7.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2008 and April 30, 2008 was $0 and $42,000, respectively.

8. Compensation Payable

The total amount of compensations payable at July 31, 2008 and April 30, 2008 was $0 and $13,952 respectively.

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

k)
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

(l)
On July 24, 2008, Precision Aviation, Inc., wholly owned subsidiary of Wavelit, Inc., acquired manufacturing equipment, materials and inventory, as well as a facility located in Lewisville, Texas, from Electro Aero Modelling, Inc., (EAM) a Texas corporation, in an all WAVL stock transaction. The company issued 8,500,000 restricted WAVL shares to EAM for $703,135 value of assets purchased.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

Statements contained in this Plan of Operation of this quarterly report on Form 10-Q and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, its performance (financial or operating) or its achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or our financial condition or state other forward-looking statements. The factors listed under the caption "Additional Risk Factors" below, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-K filed with the Securities and Exchange Commission on August 12, 2008. All figures representing shares of our capital stock have been adjusted to reflect the 30 to 1 reverse split of our capital stock on June 8, 2007.

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

On July 24, 2008, Precision Aviation, Inc., wholly owned subsidiary of Wavelit, Inc., acquired manufacturing equipment, materials and inventory, as well as a facility located in Lewisville, Texas, from Electro Aero Modelling, Inc., (EAM) a Texas corporation, in an all WAVL stock transaction. The company issued 8,500,000 restricted WAVL shares to EAM for $703,135 value of assets purchased.

On August 18, 2008, Wavelit, Inc. entered into three consulting contracts all for marketing and business plan preparation services to be rendered. Consulting Services have been paid for with the issuance of 1,750,000 restricted WAVL shares.

Overview

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

Wavelit, Inc.

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

Operation Development and Plan

With our newly acquired building and manufacturing equipment for our subsidiary, Precision Aviation, Inc., we are entering into the production phase of our UAV prototypes. We will begin our marketing and sales efforts in the next quarter.

With our Los Angeles facility, our plan is to continue to market our website, www.Wavelit.com, and add new content to the website. We will also continue to service our hosting clients and market to new hosting clients

Our budget and plan is based on our current assessment of costs and application to our plan. The ultimate amounts expended under this plan will be determined based on customer acceptance and the rate of adoption of the Wavelit Broadcast Network platform. Management reserves the right to reallocate as necessary, any amounts in any budget set out above, as circumstances warrant without notice or correction.

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

Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base. Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades, content encoding and development of the web portal. We have set out our assessment of the costs for development below under the subheadings “Property and Plant” and “Employment”. Our existing infrastructure is adequate to meet our customers current and short term needs, however, our growth is ultimately dependent on increasing our delivery capabilities and our ability to support and service our customers needs.

Property or Plant

We currently lease office space in Los Angeles, California for our Internet Operations, and have recently acquired a building in Lewisville, Texas to house Precision Aviation, Inc.’s manufacturing facility.

Employment

We currently employ our CEO/CFO, one Network Manager and have contracts in place with three Consultants.

Results of Operations

Our July 31, 2008 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to July 31, 2008 and incorporate the accounts and operations for Wavelit, Inc. (fornerly Infotec Business Systems, Inc.), Precision Aviation, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to July 31, 2008.

For the period from incorporation, December 13, 2002 through July 31, 2008, we incurred a deficit of $5,573,266. Operating expenditures during the period totaled $3,956,218, composed principally of Management fees of $857,046, office, telephone and administrative of $929,888, wages, benefits and subcontract $672,801, accounting & legal $394,790 and depreciation charges of $115,254. Cumulative net revenues less cost of goods sold during the period totaled $256,254.

For the three month period ended July 31, 2008, we incurred a loss from operations of $275,070. Revenues were $16,052, and costs of goods sold were $26,667 in the period. Our principal areas of expenditure during the period were for Consulting fees of $250,000, Management fees of $15,000, accounting &legal fees of $6,682, and interest expenses of $30,172.

Liquidity and Capital Resources

As of July 31, 2008, we had an accumulated deficit of $5,573,266, stockholders deficit of $1,282,058 and cash on hand of $1,101. Our working capital deficit at July 31, 2008 was $855,063. The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

Staff Availability - On August 1, 2007, CEO Arthur Griffiths resigned from all offices of Wavelit, Inc, as well as resigning as Director. On August 18, 2007, Lorne Milne resigned as VP Operations and Rory Clarke resigned as VP Finance. On August 1, 2007, Kent Vaesen assumed the offices of CEO and CFO. In addition to our CEO, we employ a Network Manager and contract a web programmer and web developer.  We currently have employment agreements with the directors, officers and employees we depend on for the successful implementation of our plan.

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

ITEM 3.   Controls and Procedures

On July 31, 2008, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasuer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our our Chief Executive Officer (also President, Secretary, Treasuer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

WAVELIT, INC. (Registrant)

Date: September 19, 2008	By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, President, Director, CEO)

	By:	/s/ Kent Douglas Vaesen
(Kent Douglas Vaesen, interim CFO)