Form 10-Q
period 2008-10-31
Wavelit, Inc.
filed 2009-01-22
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 333-90618

WAVELIT, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0358149
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1406 – 650 South Grand Avenue, Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,919,940 of January 20, 2008.

WAVELIT, INC.

Form 10-Q for the six months ended October 31, 2008

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of October 31, 2008 and April 30, 2008	3

	Statements of Operations for the three month periods ended October 31, 2008 and October 31, 2007	4

	Statements of Operations for the six month periods ended October 31, 2008 and October 31, 2007 and from inception (December 13, 2002) through October 31, 2008	5

	Statements of Stockholders’ Equity (Deficit) from inception (December 13, 2002) through October 31, 2008	6

	Statements of Cash Flows for the six month periods ended October 31, 2008 and October 31, 2007 and from inception (December 13, 2002) through October 31, 2008	9

	Notes to Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2008	2008

Assets
Current Assets:
Cash	$-	$1,135
Accounts receivable	20,063	145,757
Inventory	238,137	-
Prepaid expenses and deposits (Note 4)	208,104	210,444

Total Current Assets	466,305	386,697

Property and Equipment, net of accumulated depreciation	840,044	272,396

Other assets, net of accumulated amortization	8,036	8,962

Goodwill (Note 5)	417,574	417,574

Total Assets	$1,731,958	$1,085,629

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$210	$-
Accounts payable	243,830	262,495
Accounts payable - related parties (Note 10(b))	1,185,722	495,891
Loans payable to stockholders (Note 6)	109,106	118,235
Compensation payable (Note 7 )	-	13,952

Total Current Liabilities	1,538,868	890,573

Long Term Liabilities:
Due to Shareholders (Note 6)	1,751,262	1,848,200
Due to related party (Note 7)	-	42,000

Total Long Term Liabilities	1,751,262	1,890,200

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at October31, 2008 and April 30 2008,
respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
59,919,945 and 46,319,945 shares issued and outstanding at
October 31, 2008 and April 30, 2008, respectively (Note 9(i))	59,920	46,320
Additional paid in capital	4,278,558	3,559,960
Accumulated other comprehensive income	(6,845)	(27,171)
Deficit accumulated during the development stage	(5,889,804)	(5,274,253)

Total Stockholders’ Equity (Deficit)	(1,558,172)	(1,695,144)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,731,958	$1,085,629

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	October 31,
	2008	2007

Revenue	$10,242	$58,301

Revenue from related parties	-	-
	10,242	58,301

Cost of goods sold	(32,968)	(169,331

Gross Profit(Loss)	(22,726)	(111,031

Expenses
Depreciation	8,520	5,418
Office, telephone and administration	2,574	13,434
Management Fees	16,440	150,377
Accounting & Legal	-	116,881
Advertising & Promotion	5	1,824
Interest & Bank Charges	31,102	42,521
Licenses, Press Release Fees & Dues	-	3,415
Rent & Insurance	-	50,702
Wages, Benefits & Subcontract	252,343	84,735
Travel	-	6,485
Development costs	-	9,209
Acquisition fees	-	-
Bad Debts	-	-

Total Expenses	310,985	485,001

Operating Loss	(333,711)	(596,032

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	1,924
Debt Forgiveness	-	-
Discontinued Operations	-	-
Impairment of goodwill (Note 11)	-	-

Net loss before taxes	(333,711)	(596,032

Provision for income taxes	-	-

Net Loss	$(333,711)	$(596,032

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00

Weighted Average Shares Outstanding (Basic and Diluted)	50,967,227	5,383,069

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the six months ended		2002)
	October 31,		through
	2008	2007	October 31, 2008

Revenue	$25,980	$58,301	$1,120,133

Revenue from related parties	-	-	1,676
	25,980	58,301	1,121,809

Cost of goods sold	(68,635)	(169,331)	(890,156)

Gross Profit(Loss)	(42,655)	(111,030)	231,653

Expenses
Depreciation	17,039	5,418	309,922
Office, telephone and administration	2,575	13,434	940,620
Management Fees	31,440	150,377	934,874
Accounting & Legal	6,681	116,881	465,403
Advertising & Promotion	5	1,824	14,468
Interest & Bank Charges	61,269	42,521	354,152
Licenses, Press Release Fees & Dues	-	3,415	48,092
Rent & Insurance	-	50,702	281,366
Wages, Benefits & Subcontract	502,343	84,735	1,481,140
Travel	-	6,485	80,590
Development costs	-	9,209	71,268
Acquisition fees	-	-	90,000
Bad Debts	-	-	267,934

Total Expenses	621,352	485,001	5,339,829

Operating Loss	(664,007)	(596,031)	(5,108,176)

Other Income and Expenses
Loss/Gain on Foreign Exchange	4,223	1,924	80,072
Debt Forgiveness	42,000	-	387,882
Discontinued Operations	-	-	(738,692)
Impairment of goodwill (Note 11)	-	-	(165,000)

Net loss before taxes	(617,786)	(594,107)	(5,543,914)

Provision for income taxes	-	-	-

Net Loss	$(617,786)	$(596,107)	$(5,543,914)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)Diluted)	50,967,227	5,383,069

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid- up Capital	Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	500,000	500	(338)	-	-	162
Equipment	-	-	666,667	667	(15,884)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	500,000	500	(12,465)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	1,666,667	1,667	(16,581)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)
(continued...)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for:
Settlement of Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	3,375,000	3,375	240,550	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash (Note 8)	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 10)	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 11)	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance - April 30, 2006	-	$-	4,050,000	$4,050	$1,401,500	$14,114	$(2,010,252)	$(590,588)
(continued...)

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Paid-up Capital	Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Stock issued for:
Consulting Agreement (Note 9(e))	-	-	103,333	103	92,897	-	-	93,000

Consulting Agreements (Note 9(f))	-	-	229,791	230	220,369	-	-	220,599
Content Agreement (Note 9(g))	-	-	333,333	333	319,667	-	-	320,000
Executive Employment Agreement (Note 9(h))	-	-	666,667	667	799,333	-	-	800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance - April 30, 2007	-	$-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Consulting Agreement (Note 9(j))			936,876	937	17,800			18,737

Stock Purchase Agreement (Note 9(k))			40,000,000	40,000	480,000			520,000

Net (loss) for the period	-	-	-	-	-	-	(943,915)	(943,915)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	(27,028)	-	(27,028)

Comprehensive (loss)	-	-	-	-	-	-	-	(432,206)

Balance – April 30, 2008	-	$-	46,319,945	$46,320	$3,386,759	$(27,172)	$(5,274,253)	$(1,695,144)

Asset Purchase Agreement (Note 9 (l))			8,500,000	8,500	694,635			703,135
Consulting Agreements (Note 9 (m))			5,100,000	5,100	45,900			51,000

Net (loss) for the period	-	-	-	-	-	-	(617,786)	(6178,786)

Adjustment for:
Foreign currency translation adjustment	-	-	-	-	-	20,327	-	20,327

Comprehensive (loss)	-	-	-	-	-	-	-	(597,459)

Balance – October 31, 2008	-	$-	59,919,945	$59,920	$4,127,294	$(6,845)	$(5,889,804,889,804)	$(1,558,172)

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2008	2007	October 31, 2008
Cash Flows From Operating Activities
Net Loss	$(617,786)	$(596,032)	$(5,344,641)
Adjustments to reconcile net loss to cash
Depreciation	17,039	5,418	118,648
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	1,345	6,450	2,239
Increase (decrease) in accounts payable	(18,665)	282,535	243,830
Increase (decrease) in unearned revenue	-	-	-
Increase in accounts payable - related parties	689,831	117,898	1,185,722
Increase in due to related parties	(42,000)	-	-
Increase in compensation payable	(13,952)	6,976	-
Decrease (Increase) in accounts receivable	9,297	22,339	(20,063)
Decrease in accounts receivable related parties	-	-	-
Decrease (Increase) in prepaid expenses	2,340	59,533	(208,104)

Net Cash Provided by (Used In) Operating Activities	27,449	(94,883)	(3,028,677)

Cash Flows to Investing Activities
Acquisition of property and equipment	-	(48,057)	(416,325)
Acquisition of other assets	-	(213)	(10,782)

Net Cash Used in Investing Activities	-	(48,270)	(427,107)

Cash Flows from Financing Activities
Increase (decrease) in loans payable to stockholders	(96,938)	145,316	1,751,262
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	-	-	1,696,726

Net Cash Provided by Financing Activities	(96,938)	145,316	3,449,341

Increase (Decrease) in Cash in the Period	(69,489)	2,163	(6443)

Comprehensive gain (loss) on translation	68,354	(2,163)	5,308

Cash - Beginning of Period	1,135	0	1,135

Cash - End of Period	$0	$0	$0
(continued...)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2008	2007	October 31, 2008

Non-Cash Financing Activities
Common stock issued for equipment	$703,135	$-	$796,328

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for services	$-	$-	$1,340,599
Issuance of common stock for consulting	$51,000	$-	$274,937

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

Explanatory Note

The interim consolidated financial statements included in this Quarterly Report on Form 10-Q as of October 31, 2008 and for the three and six months ended October 31, 2008 were not reviewed by the Company’s independent registered public accounting firm  as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B.  As of the date of this filing, the Company’s independent registered public accounting firm is still in the process of their review of the interim financial information included herein.

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) (the Company) and its wholly owned subsidiaries, Precision Aviation, Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the three month periods ended October 31, 2008 and 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and six month periods ended October 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at October 31, 2008 was derived from audited financial statements.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending October 31, 2007 and 2008.

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.2045, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.1102.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at October 31, 2007 and October 31, 2008 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the three month period ended October 31, 2008 which generated a fully reserved tax asset.

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

5.  Goodwill

The changes in the carrying amount of goodwill for the six months ended Oct 31, 2008 are as follows:

Balance as at April 30, 2008	$417,574

Balance as at October 31, 2008	$417,574

6.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at Oct 31, 2008 and April 30, 2008 was $1,751,262 and $1,848,200 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2008.

7.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2008 and April 30, 2008 was $0 and $42,000, respectively.

8. Compensation Payable

The total amount of compensations payable at Oct 31, 2008 and April 30, 2008 was $0 and $13,952 respectively.

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

(m)
On October 31, 2008, Wavelit, Inc. entered into multiple consulting services contracts payable in restricted WAVL shares.  Total shares issued 5,100,000 for services to be performed between November 1, 2008 and April 30, 2008.  Total value of services is $51,000.00 held as PrePaid Expenses and shall be expenses over the six month period.

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

Marketing

Subject to adequate financial support, we have budgeted $50,000 for the development of marketing materials, including: (i) the updating of our web sites at  www.WAVELIT.com  , (ii) the production of marketing and advertising materials, product support and training resources, and (iii) marketing of our products and services. We do not expect to engage sales personnel for our marketing efforts initially, but will rely on relationships and advertising through our customers under the slogan “Powered by Wavelit”. Given adequate funding, we expect to be able to engage marketing consultants and sales agents as required. We currently lack the financial resources to broaden our marketing efforts and fulfill this portion of our plan. A lack of financial resources will inhibit our plan and our marketing activities and may cause harm to our business and to the successful execution of our plan.

Development

Our development staff are responsible for our system operation and maintenance and for providing customer service to our existing customer base. Our development activities are currently focused on ongoing product improvement, system maintenance and upgrades, content encoding and development of the web portal. We have set out our assessment of the costs for development below under the subheadings “Property and Plant” and “Employment”. Our existing infrastructure is adequate to meet our customers current and short term needs, however, our growth is ultimately dependent on increasing our delivery capabilities and our ability to support and service our customer needs.

Property or Plant

We currently lease office space in Los Angeles, California for our Internet Operations, and have recently acquired a building in Lewisville, Texas to house Precision Aviation, Inc.’s manufacturing facility.

Employment

We currently employ our CEO/CFO, one Network Manager and have contracts in place with three Consultants.

Results of Operations

Our Oct 31, 2008 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to Oct 31, 2008 and incorporate the accounts and operations for Wavelit, Inc. (fornerly Infotec Business Systems, Inc.), Precision Aviation, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to Oct 31, 2008.

For the period from incorporation, December 13, 2002 through Oct 31, 2008, we incurred a deficit of $5, 889,804. Operating expenditures during the period totaled $5,339,829, composed principally of Management fees of $934,874, office, telephone and administrative of $940,620, wages, benefits and subcontract $1,481,140, accounting & legal $465,403 and depreciation charges of $309,922. Cumulative net revenues less cost of goods sold during the period totaled $231,653.

For the six month period ended Oct 31, 2008, we incurred a loss from operations of $617,786. Revenues were $25,980, and costs of goods sold were $68,635 in the period. Our principal areas of expenditure during the period were for Consulting fees of $500,000, Management fees of $31,440, accounting &legal fees of $6,681, and interest expenses of $61,269.

Liquidity and Capital Resources

As of Oct 31, 2008, we had an accumulated deficit of $5,889,804, stockholders deficit of $1,558,172 and cash on hand of $0. Our working capital deficit at Oct 31, 2008 was $224,484.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

ITEM 3.   Controls and Procedures

On Oct 31, 2008, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

3.1
Form of Certificate Change (Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on May 5, 2007 and the Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.)

3.2	Change of Directors and Officers (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVELIT, INC. (Registrant)

Date: January 20, 2009	By:	/s/ Henry Liguori
Henry Liguori, President, Director, CEO

	By:	/s/ Henry Liguori
Henry Liguori CFO