Form 10-Q/A
period 2008-10-31
Wavelit, Inc.
filed 2009-02-11
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A-1
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

WAVELIT, INC.

Form 10-Q/A-1 for the six months ended October 31, 2008

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of October 31, 2008 and April 30, 2008	3

	Statements of Operations for the three month periods ended October 31, 2008 and October 31, 2007	4

	Statements of Operations for the six month periods ended October 31, 2008 and October 31, 2007 and from inception (December 13, 2002) through October 31, 2008	5

	Statements of Cash Flows for the six month periods ended October 31, 2008 and October 31, 2007 and from inception (December 13, 2002) through October 31, 2008	6

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	18

PART II	Other Information

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2008	2008

Assets
Current Assets:
Cash	$-	$894
Accounts receivable	20,063	29,360
Inventory	238,137	-
Prepaid expenses and deposits (Note 4)	208,104	210,444

Total Current Assets	466,304	240,698

Property and Equipment, net of accumulated depreciation	840,044	262,495

Other assets, net of accumulated amortization	8,036	495,891

Goodwill (Note 5)	417,574	417,574

Total Assets	$1,731,958	$939,630

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$210	$-
Accounts payable	243,830	262,495
Accounts payable - related parties (Note 10(b))	1,185,722	495,891
Note Payable (Note 6)	104,338	-
Loans payable to stockholders (Note 7)	109,106	118,235
Compensation payable (Note 9 )	-	13,952

Total Current Liabilities	1,643,206	890,573

Long Term Liabilities:
Due to Shareholders (Note 7)	1,750,362	1,848,200
Due to related party (Note 8)	-	42,000

Total Long Term Liabilities	1,750,362	1,890,200

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at October31, 2008 and April 30 2008,
respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
59,919,945 and 46,319,945 shares issued and outstanding at
October 31, 2008 and April 30, 2008, respectively (Note 9(i))	59,920	46,320
Additional paid in capital	4,194,457	3,559,960
Accumulated other comprehensive income	(6,845)	(27,171)
Deficit accumulated during the development stage	(5,,909,1422)	(5,420,252)

Total Stockholders’ Equity (Deficit)	(1,661,610)	(1, 841,143)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,731,958	$939,630
 The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	October 31,
	2008	2007

Revenue	$10,242	$58,301

Revenue from related parties	-	-
	10,242	58,301

Cost of goods sold	(32,968)	(169,331

Gross Profit(Loss)	(22,726)	(111,031

Expenses
Selling, General, and Adminstrative	182,009	485,001

Total Expenses	182,089	485,001

Operating Loss	(204,734)	(596,032

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	1,924
Debt Forgiveness	-	-
Discontinued Operations	-	-
Impairment of goodwill (Note 11)	-	-

Net loss before taxes	(204,734)	(596,032

Provision for income taxes	-	-

Net Loss	$(204,734)	$(596,032

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00

Weighted Average Shares Outstanding (Basic and Diluted)	50,967,227	5,383,069

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the six months ended		2002)
	October 31,		through
	2008	2007	October 31, 2008

Revenue	$25,980	$58,301	$1,120,133

Revenue from related parties	-	-	1,676
	25,980	58,301	1,121,809

Cost of goods sold	(68,635)	(169,331)	(890,156)

Gross Profit(Loss)	(42,655)	(111,030)	231,653

Expenses
Selling, General and Adminstrative	492,457	485,001	5,705,057

Total Expenses	492,457	485,001	5,705,057

Operating Loss	(535,112)	(596,031)	(5,473,404)

Other Income and Expenses
Loss/Gain on Foreign Exchange	4,222	1,924	80,072
Debt Forgiveness	42,000	-	387,882
Discontinued Operations	-	-	(738,692)
Impairment of goodwill (Note 11)	-	-	(165,000)

Net loss before taxes	(488,890)	(594,107)	(5,909,142)

Provision for income taxes	-	-	-

Net Loss	$(488,890)	$(596,107)	$(5,909,142)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)Diluted)	50,967,227	5,383,069

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2008	2007	October 31, 2008
Cash Flows From Operating Activities
Net Loss	$(488,890)	$(596,032)	$(5,344,641)
Adjustments to reconcile net loss to cash
Depreciation	4,140	5,418	118,648
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	210	6,450	2,239
Increase (decrease) in accounts payable	673	282,535	243,830
Increase (decrease) in unearned revenue	-	-	-
Increase in accounts payable - related parties	(42,000)	117,898	1,185,722
Increase in compensation payable	(13,952)	6,976	-
Decrease (Increase) in accounts receivable	9,297	22,339	(20,063)
Decrease (Increase) in accounts receivable- related parties	689,831
Decrease (increase) in other assets	947	-	-
Decrease (increase) in Inventory	(238,137)
Decrease (Increase) in prepaid expenses	2,340	59,533	(208,104)

Net Cash Provided by (Used In) Operating Activities	(75,541)	(94,883)	(3,028,677)

Cash Flows to Investing Activities
Acquisition of property and equipment	(571,809)	(48,057)	(416,325)
Acquisition of other assets	-	(213)	(10,782)

Net Cash Used in Investing Activities	(571,809)	(48,270)	(427,107)

Cash Flows from Financing Activities
Increase (decrease) in loans payable to stockholders	(97,838)	145,316	1,751,262
Increase (decrease) in Note Payable	85,000	-	-
Increase (decrease) in Loans Payable	(9,130)	-	-
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	648,097	-	1,696,726

Net Cash Provided by Financing Activities	626,129	145,316	3,449,341

Increase (Decrease) in Cash in the Period	(21,221)	2,163	(6443)

Comprehensive gain (loss) on translation	(20,327)	(2,163)	5,308

Cash - Beginning of Period	894	0	1,135

Cash - End of Period	$0	$0	$0

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

(i) Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

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

6. Note Payable

In 2008, Precision Aviation, Inc., a wholly owned subsidiary of Wavelit, Inc. acquired manufacturing equipment, materials and inventory, as well as a facility located in Lewisville, Texas, from Electro Aero Modeling, Inc., (EAM) a Texas Corporation.  In acquiring the assets, Precision Aviation, Inc. assumed a note payable from EAM to David Roberts Revocable Trust for $85,000.  Under the terms of the promissory note agreement the principle and any unpaid accrued interest must be repaid by November 1, 2009.  The note shall accrue interest at a rate of 10% per annum, at which the interest rate adjusts to WSJ Prime Rate plus 2% per annum.  As of  October 31, 2008 and April 30, 2008, $19,383 and $0, of interest expense had been accrued on this note.

7.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at October 31, 2008 and April 30, 2008 was $1,750,362 and $1,848,200 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2008.

8.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at July 31, 2008 and April 30, 2008 was $0 and $42,000, respectively.

9. Compensation Payable

The total amount of compensations payable at October 31, 2008 and April 30, 2008 was $0 and $13,952 respectively.

10.  Capital Stock

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

(m)
On October 31, 2008, Wavelit, Inc. entered into multiple consulting services contracts payable in restricted WAVL shares.  Total shares issued 5,100,000 for services to be performed between November 1, 2008 and April 30, 2009.  Total value of services is $51,000.00 held as PrePaid Expenses and shall be expenses over the six month period.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

Statements contained in this Plan of Operation of this quarterly report on Form 10-Q/A and elsewhere in this filing that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, its performance (financial or operating) or its achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or our financial condition or state other forward-looking statements. The factors listed under the caption "Additional Risk Factors" below, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We recognize revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue recognition in Financial Statements”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

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

Results of Operations

Our October 31, 2008 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to October 31, 2008 and incorporate the accounts and operations for Wavelit, Inc. (fornerly Infotec Business Systems, Inc.), Precision Aviation, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to Oct 31, 2008.

For the period from incorporation, December 13, 2002 through October 31, 2008, we incurred a deficit of $5,909,142. Operating expenditures during the period totaled $5,705,057.

For the six month period ended October 31, 2008, we incurred a loss from operations of $488,890. Revenues were $25,980, and costs of goods sold were $68,635 in the period.

Liquidity and Capital Resources

As of October 31, 2008, we had an accumulated deficit of $5,909,142, stockholders deficit of $1,661.610 and cash on hand of $0. Our working capital deficit at October 31, 2008 was $1,176,901.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

Staff Availability - We currently have employment agreements with the directors, officers and employees we depend on for the successful implementation of our plan.

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

ITEM 3.   Controls and Procedures

On October 31, 2008, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

3.1b	Change of Directors and Officers (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVELIT, INC. (Registrant)

Date: February 6, 2009	By:	/s/ Henry Ligouri
(Henry Ligouri, President, Director, CEO, CFO)