Form 10-Q
period 2009-01-31
Wavelit, Inc.
filed 2009-03-23
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 333-90618

WAVELIT, INC. (formerly Infotec Business Systems, Inc.)
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0358149
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7216 West Enterprise Drive, Las Vegas, Nevada	89147
(Address of principal executive offices)	(Zip Code)

Issuers Telephone Number (702) 951-5682

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,919,940 of March 16, 2009.

WAVELIT, INC.

Form 10-Q for the nine months ended January 31, 2009

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2009	2008

Assets
Current Assets:
Cash	$-	$894
Accounts receivable	20,151	29,360
Inventory	238,137	-
Prepaid expenses and deposits (Note 4)	155,937	210,444

Total Current Assets	414,225	240,698

Property and Equipment, net of accumulated depreciation	830,160	262,495

Other assets, net of accumulated amortization	7,846	495,891

Goodwill (Note 5)	417,574	417,574

Total Assets	$1,669,806	$939,630

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$177	$-
Accounts payable	268,876	262,495
Accounts payable - related parties (Note 10(b))	1,405,105	495,891
Note Payable (Note 6)	106,525	-
Loans payable to stockholders	108,270	118,235
Compensation payable (Note 9 )	65,950	13,952

Total Current Liabilities	1,954,903	890,573

Long Term Liabilities:
Due to Shareholders (Note 7)	1,796,330	1,848,200
Due to related party (Note 8)	-	42,000

Total Long Term Liabilities	1,796,330	1,890,200

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at January 31, 2009 and April 30 2008,
respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
70,919,945 and 46,319,945 shares issued and outstanding at
January 31, 2009 and April 30, 2008, respectively (Note 9(i))	70,920	46,320
Additional paid in capital	4,375,549	3,559,960
Accumulated other comprehensive income	(18,656)	(27,171)
Deficit accumulated during the development stage	(6,402,716)	(5,420,252)

Total Stockholders’ Equity (Deficit)	(1,974,903)	(1, 841,143)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,669,806	$939,630
 The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	January 31,
	2009	2008

Revenue	$1,136	$33,515

Revenue from related parties	-	-
	1,136	33,515

Cost of goods sold	(25,392)	12,000

Gross Profit(Loss)	(24,256)	45,515

Expenses
Selling, General, and Adminstrative	488,275	110,113

Total Expenses	488,275	110,113

Operating Loss	(512,531)	(64,138)

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	360
Debt Forgiveness	-	-
Discontinued Operations	-	-
Impairment of goodwill (Note 11)	-	-

Net loss before taxes	(512,531)	(64,498)

Provision for income taxes	-	-

Net Loss	$(512,531)	$(64,498)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	70,680,815	37,189,510

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the nine months ended		2002)
	January 31,		through
	2009	2008	January 31, 2009

Revenue	$27,115	$119,288	$1,121268

Revenue from related parties	-	-	1,676
	27,115	119,288	1,122,944

Cost of goods sold	(94,027)	(211,582)	(915,548)

Gross Profit(Loss)	(66,912)	(92,294)	207,396

Expenses
Selling, General and Adminstrative	1,111,941	759,016	4,583,158

Total Expenses	1,111,941	759,016	4,583,158

Operating Loss	(1,178,853)	(851,310)	(4,375,762)

Other Income and Expenses
Loss/Gain on Foreign Exchange	4,222	2,366	83,072
Debt Forgiveness	42,000	-	387,882
Discontinued Operations	-	-	(738,692)
Impairment of goodwill (Note 11)	-	-	(165,000)

Net loss before taxes	(1,132,632)	(853,676)	(4,808,500)

Provision for income taxes	-	-	-

Net Loss	$(1,132,632)	$(853,676)	$(4,808,500)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)Diluted)	57,538,423	15,985,216

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the nine month period ended		2002)
	January 31,		through
	2009	2008	January 31, 2009
Cash Flows From Operating Activities
Net Loss	$(1,132,632)	$(853,676)	$(4,808,500)
Adjustments to reconcile net loss to cash
Depreciation	25,559	9,122	127,168
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	958	12,198	1,852
Increase (decrease) in accounts payable	6,381	172,325	268,876
Increase (decrease) in unearned revenue	-	-	-
Increase in accounts payable - related parties	975,164	144,912	1,471,055
Increase in compensation payable	51,998	6,976	51,998
Decrease (Increase) in accounts receivable	9,209	50,184	(20,151)
Decrease (Increase) in accounts receivable- related parties	-
Decrease (increase) in other assets	1,034	-	1,034
Decrease (increase) in Inventory	(92,380)		(92,380)
Decrease (Increase) in prepaid expenses	54,507	150,692	(155,937)

Net Cash Provided by (Used In) Operating Activities	(36,839)	(307,267)	(2,161,293)

Cash Flows to Investing Activities
Acquisition of property and equipment	(568,403)	(63,645)	(984,728)
Acquisition of other assets	-	(138,556)	(10,782)

Net Cash Used in Investing Activities	(568,403)	(202,201)	(995,510)

Cash Flows from Financing Activities
Increase (decrease) in loans payable to stockholders	(51,869)	471,163	1,796,331
Increase (decrease) in Note Payable	85,000	-	-
Increase (decrease) in Loans Payable	(9,966)	-	-
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	648,097	-	2,344,823

Net Cash Provided by Financing Activities	671,262	471,163	4,142,507

Increase (Decrease) in Cash in the Period	96,020	(38,305)	985,704

Comprehensive gain (loss) on translation	(96,914)	39,199	(986,839)

Cash - Beginning of Period	894	0	1,135

Cash - End of Period	$0	$894	$0

                                                                                                                                                               (continued...)

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the nine month period ended		2002)
	January 31,		through
	2009	2008	January 31, 2009

Non-Cash Financing Activities
Common stock issued for equipment	$703,135	$-	$796,328

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$-	$-	$(234,467)
Issuance of common stock for purchase goodwill	$-	$-	$838,358
Issuance of common stock for services	$-	$-	$1,340,599
Issuance of common stock for consulting	$61,000	$18,738	$284,937

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) (the Company) and its wholly owned subsidiaries, Precision Aviation, Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the three month periods ended January 31, 2009 and 2008 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three and nine month periods ended January 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at January 31, 2009 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-K for the year ended April 30, 2008 and filed on August 12, 2008.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending January 31, 2008 and 2009.

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.2265, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.1200.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at January 31, 2008 and January 31, 2009 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the nine month period ended January 31, 2009 which generated a fully reserved tax asset.

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

5.  Goodwill

The changes in the carrying amount of goodwill for the six months ended Oct 31, 2008 are as follows:

Balance as at April 30, 2008	$417,574

Balance as at January 31, 2009	$417,574

6. Note Payable

In 2008, Precision Aviation, Inc., a wholly owned subsdiary of Wavelit, Inc. acquired manufacturing equipment, materials and inventory, as well as a facility located in Lewisville, Texas, from Electro Aero Modelling, Inc., (EAM) a Texas Corporation.  In acquiring the assets, Precision Aviation, Inc. assumed a note payable from EAM to David Roberts Revocable Trust for $85,000.  Under the terms of the promissory note agreement the principle and any unpaid accrued interest must be repaid by November 1, 2009.  The note shall accrue interest at a rate of 10% per annum, at which the interest rate adjusts to WSJ Prime Rate plus 2% per annum.  As of  January 31, 2009 and April 30, 2008, $21,525 and $0, of interest expense had been accrued on this note.

7.  Loans Payable to Stockholders

Advances made by shareholders of the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2009 and April 30, 2008 was $1,796,330 and $1,848,200 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 or 10,000,000 common shares; Arthur Griffiths $250,000 or 5,000,000 common shares; Edward Clunn $175,000 or 3,500,000 common shares; Bram Solloway $125,000 or 2,500,000 common shares; Carol Shaw $75,000 or 1,500,000 common shares; Robert Danvers $50,000 or 1,000,000 common shares; and Lorne Milne $27,730 or 554,600 common shares. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2008.

8.  Due to Related Party

Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment. The total amount advanced at January 31, 2009 and April 30, 2008 was $0 and $42,000, respectively.

9. Compensation Payable

The total amount of compensations payable at January 31, 2009 and April 30, 2008 was $65,950 and $13,952 respectively.  January 31, 2009 Compensation Payable balance payable to past CEO and Director, Kent Vaesen, whose duties ceased December 12, 2008 (view 8-K filed January 21, 2009).

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

(n)
On November 3, 2008, 10,000,000 restricted WAVL shares issued to Director and CEO, Kent Vaesen, as per Employment Agreement. Danby Financial Management Corp. issued 1,000,000 restricted WAVL shares for consulting services provided to date.

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

Employment

We currently employ our CEO/CFO, and have contracts in place with three Consultants.

Results of Operations

Our January 31, 2009 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to January 31, 2009 and incorporate the accounts and operations for Wavelit, Inc. (fornerly Infotec Business Systems, Inc.), Precision Aviation, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to January 31, 2009.

For the period from incorporation, December 13, 2002 through January 31, 2009, we incurred a deficit of $6,402,716. Operating expenditures during the period totaled $4,583,158.

For the nine month period ended January 31, 2009, we incurred a loss from operations of $1,178,853. Revenues were $27,115, and costs of goods sold were $94,027 in the period.

Liquidity and Capital Resources

As of January 31, 2009, we had an accumulated deficit of $6,402,716, stockholders deficit of $1,974,903 and cash on hand of $0. Our working capital deficit at January 31, 2009 was $178,572.  The accumulated deficit and our working capital deficit was funded by proceeds from the issuance of common shares, advances from stockholders and related parties and from accounts payable to suppliers.

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

We currently market a range of products and services, however, we have limited revenues and only a limited operating history from which to assess our operations. Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to January 31, 2009, that there is substantial doubt about our ability to continue as a going concern.

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

ITEM 3.   Controls and Procedures

On January 31, 2009, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

We have settled out of court a Wrongful Dismissal lawsuit filed by a previous consultant. Lawsuit filed in Vancouver, BC, Canada.

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

WAVELIT, INC. (Registrant)

Date: March 23, 2009	By:	/s/ Henry Ligouri
(Henry Ligouri, President, Director, CEO, CFO)