Form 10-K
period 2009-04-30
Wavelit, Inc.
filed 2009-08-13
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission file number: 333-90618

                                                   WAVELIT, INC. (Formerly INFOTEC BUSINESS SYSTEMS, INC.)
(Name of small business issuer in its charter)

NEVADA                                                                                           98-0358149
(State or other jurisdiction of                                                                       (I.R.S. Employer Identification No.)
     incorporation or organization)

7216 West Enterprise Drive, Las Vegas, Nevada                                                                                              89147
(Address of principal executive offices)                                                                                                           (Zip Code)

Issuer’s Telephone Number  (702) 951-5682

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
(The registrant is not a Section 12(g) filing issuer)

State issuer's revenues for its most recent fiscal year:  $27,752.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on July 31, 2008 (an aggregate 165,469,940 shares out of a total of 180,469,940 shares outstanding at that time) was approximately $1,654,699 computed by reference to the average closing bid and ask price on that date.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  180,469,940 shares of Common Stock as of July 31, 2009.

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

The historical financial statements prior to the agreement are those of Galaxy Networks Inc. and the name of the consolidated Company going forward is Wavelit, Inc. (formerly Infotec Business Systems, Inc.) These financial statements include the financial position of Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Precision Aviation Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.) and Galaxy US Networks Inc. (formerly “Eventec Inc.”), at April 30, 2009, and their results of operations from December 13, 2002 to April 30, 2009.

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

Property or Plant

We currently lease our server co-location facility or “POP” in Los Angeles, we do not expect to make additional capital purchases in the near term.

Employment

On December 12, 2008, Kent Vaesen resigned from the offices of CEO and CFO and Henry Liguori assumed these two offices.
Henry Liguori’s education includes an undergraduate degree in Philosophy from St. Lawrence, Beacon,  New York, a graduate degree in Theology from Immaculate Heart of Mary, Geneva, New York and a post graduate degree from Iona College, New Rochelle, New York.  Following the completion of his formal education, Mr. Liguori served in the United States Navy, retiring as a Lieutenant Commander.  After the end of Operation Desert Storm in the Persian Gulf War, Mr. Liguori ended his military career with the meritorious service medal having served the Navy, Marine Corps and Coast Guard both at home and abroad.  Mr. Liguori has extensive experience as an administrator and consultant in the fields of education, business and many charitable organizations and has been offering consulting services in these fields since 1995.
In addition to our CEO/CFO, one full time Network Manager and one part-time programmer.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease property at 650 S. Grand Avenue, Los Angeles, California, 90017 for our POP facility, and at 7216 West Enterprise Drive, Las Vegas, Nevada, 89147 for our principal executive offices and our subsidiary’s development facilities.

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

On February 10, 2009, a vote was put to the shareholders in order to approve “the spin-off of Wavelit, Inc.'s wholly-owned subsidiaries: Galaxy Networks, Inc. (Canada), Galaxy Networks, Inc. (USA) and Stream Horizon Studios Ltd. (Canada), resulting in the Wavelit, Inc. shareholders, on the Record Date, owning a direct interest in each of the three subsidiaries that is proportionate to their ownership in Wavelit, Inc.” The company received not less than 51% approval from its shareholders of record as at February 10, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over-the-counter on the OTC Electronic Bulletin Board under the symbol "WAVL" (formerly “IFTC”).  The following table sets forth the high and the low bid quotations quarterly for our shares of common stock during the last two fiscal years ended April 30, 2009 and have been adjusted to reflect our 30:1 reverse split which took effect on June 8, 2007.  The closing bid on July 31, 2009 is also shown.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period                                                                       High                      Low
2009
4th Quarter
February 1, 2009 - April 30, 2009                          $0.08                      $0.03
3rd Quarter
November 1, 2008 - January 31, 2009                   $0.09                      $0.01
2nd Quarter
August 1, 2008 - October 31, 2008                       $0.10                      $0.05
1st Quarter
May 1, 2008 - July 31, 2008                                   $0.10                      $0.06
2007
4th Quarter
February 1, 2008 - April 30, 2008                          $0.14                      $0.02
3rd Quarter
November 1, 2007 - January 31, 2008                   $0.03                      $0.01
2nd Quarter
August 1, 2007 - October 31, 2007                       $0.10                      $0.02
1st Quarter
May 1, 2007 - July 31, 2007                                    $0.55                      $0.01

On July 31, 2009, the closing bid price for the common stock was $0.060.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The matters and items discussed in this annual report on Form 10-K are forward–looking statements that involve risks and uncertainties, other than historical and factual statements. Actual results of the company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this annual report.

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
-Offer civilian and military clients the ability use our PAI produced Unmanned Aerial Vehicles (UAVs) to broadcast Live Aerial Video over existing Internet Networks.  These UAVs can fly via Auto-Pilot using the Global Positioning System (GPS).
-Our integrated solution is from industry experts-we are an Application Service Provider (ASP)
-Corporate communication to employees. (Multi-level marketing – narrowcasting)
-Pay-per-View broadcasting services globally.
-Enable e-learning (e.g. coaching videos-sports)

We offer fully integrated communications and learning solutions for modular suite of products including hardware, software, media creation and management, corporate communications and content delivery. Other strategic partnerships will be exploited in other key areas, especially content.

Our core product offerings are:

-PAI produced Unmanned Aerial Vehicles (for use in civilian and military aerial surveillance applications)
-ISP Service
-Encoder sales and global video broadcasting services
-Live video streaming and on-demand video hosting services
-Internet cable broadcaster

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
-Our ability and expertise, through PAI, to design, build and market Unmanned Aerial Vehicles for use in Aerial Video Surveillance and other Aerial Surveillance applications.
-The ease of use of the Wavelit Encoder product, which has already enabled a variety of live experiences including; live casting sessions, wildlife experiences, conference streaming, live TV streams and live sporting events.
-Experienced in generating advertising-based revenues from the broadcasting of free access live “webcams” on www.Wavelit.com as well as experienced in generating Pay-per-View revenues from broadcasting fee based special events/sporting events on www.MMAWL.com.

Results of Operations

Our April 30, 2009 audited consolidated financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to April 30, 2009 and incorporate the accounts and operations for Wavelit, Inc. (formerly Infotec Business Systems, Inc.), Precision Aviation Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.”) and Galaxy US Networks Inc. (formerly “Eventec Inc.”) from December 13, 2002 to April 30, 2009.

For the year ended April 30, 2009, we incurred a loss from operations of $1,219,417. Revenues, net of costs of goods sold were a loss of $120,693 in the period.  Our principal areas of expenditure during the period were for Accounting and Legal fees of $34,208, management fees of $167,500, subcontractor fees of $840,343, and interest charges of $91,542.  Accounting and Legal fees, administration and management fees reflect costs incurred for initial regulatory filings and executive staffing respectively.

Liquidity and Capital Resources
As of April 30, 2009, we had an accumulated deficit of $6,442,860.  Our working capital deficit at April 30, 2009 was $1,558,906.  The accumulated deficit and our working capital was funded by proceeds from the issuance of common shares, advances from related parties and accounts payable to suppliers.

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

We currently market a range of products and services, however, we have limited revenues and limited operating history from which to assess our operations.  Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success.  For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to April 30, 2009, that there is substantial doubt about our ability to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS.
                                                                                                                           Page
Annual Audited Financial Statements

Report of Independent Registered Public Accounting Firm F -1

Consolidated Financial Statements

Consolidated Balance Sheets F2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-10

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries (a development stage company) (the Company) as of April 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal controls over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wavelit, Inc. and Subsidiaries as of April 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

August 12, 2009
Irvine, California

F2
Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
	April 30
	2009	2008

Assets

Current Assets
Cash	$ -	$ 894
Accounts receivable	20,142	29,360
Inventory	144,007	-
Prepaid expenses (Note 4)	129,271	210,444

Total Current Assets	293,420	240,698

Property and Equipment (Note 3(d) and 10)	380,959	416,325
Accumulated Depreciation	(162,207)	(143,929)
Net Property and Equipment	218,752	272,396

Intangible Assets (Note 3(e))	9,881	10,782
Accumulated Amortization	(2,096)	(1,820)
Net Intangible Assets	7,785	8,962

Goodwill (Note 5)	417,574	417,574

Total Assets	$937,532	$ 939,630

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	$ 344	$ -
Accounts payable	270,000	262,495
Accounts payable – related party (Note 11(c))	1,472,427	495,891
Loans Payable to Shareholders (Note 6)	109,555	118,235
Due to related party (Note 10)	-	-
Compensation Payable (Note 9)	-	13,952

Total Current Liabilities	1,852,326	890,573

Long Term Liabilities
Convertible Debentures to Shareholders (Note 6 and 11(c))	1,372,734	1,848,200
Due to related party (Note 10)	-	42,000
Total Long Term Liabilities	1,372,734	1,890,200

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at April 30, 2009 and
2008, respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
80,469,940 and 46,319,940 shares issued and outstanding at
April 30 2009 and 2008, respectively	80,470	46,320
Additional paid in capital	4,143,452	3,559,960
Accumulated other comprehensive income	(68,591)	(27,171)
Deficit accumulated during the development stage	(6,442,860)	(5,420,252)

Total Stockholders’ Equity (Deficit)	(2,287,528)	(1,841,143)

Total Liabilities and Stockholders’ Equity	__$937,532	______$939,630
(The accompanying notes are an integral part of these financial statements)

F3
Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations			Cumulative
			amount
			from inception
			(December 13,
			2002
	For the year ended		through
	April 30, 2009	April 30,2008	April 30, 2009

Revenues	$27,752	$167,034	$1,121,905

Revenues from related parties (Note 11(b))	-	-	1,676

Cost of goods sold	(120,693)	(260,010)	(942,214)

Gross Profit	(92,941)	(92,976)	181,367

Expenses
Accounting and Legal	34,208	180,813	492,930
Administration Fees	-	-	830,879
Acquisition fees	-	-	90,000
Advertising & Promotion	5	2,688	14,468
Interest, Tax & Bank Charges	91,851	139,295	384,734
Depreciation	33,588	25,749	169,173
Development Costs	-	11,963	71,268
Management Fees (Note 11(a))	167,500	196,765	1,070,934
Licenses, Press Release Fees & Dues	1,527	6,646	49,619
Office and telephone	134	21,591	107,300
Rent and Insurance	2,101	104,556	283,467
Subcontracts	840,343	336,212	1,536,423
Travel	-	9,165	80,590
Wages and Benefits	1,440	54,519	284,157
Bad Debts	-	-	267,934
Total Expenses	1,172,697	1,089,962	5,733,876

Operating Loss	(1,265,639)	(1,182,938)	(5,552,509)

Other income and Expenses
Loss/Gain on Foreign Exchange	4,222	(2,369)	83,072
Debt Forgiveness	42,000	81,026	387,882
Discontinued Operations (Note 5)	-	-	(738,692)
Impairment of Goodwill	-	-	(165,000)

Net loss before taxes	(1,219,417)	(1,104,281)	(5,985,247)

Provision for income taxes (Note 8)	-	-	-

Net Loss	$(1,219,417)	$(1,104,281)	$(5,985,247)

Net Loss Per Share (Basic and Diluted)	$ (0.015)	$ (0.05)
Weighted Average Shares Outstanding (Basic and Diluted)	61,803,781	23,692,176
 (The accompanying notes are an integral part of these financial statements)

F 4

Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
	Preferred Stock		Common Stock				accumulated
							during	Total
						Compre-	the	stockholders’
	Number of		Number of		Paid-in	hensive	development	equity
	shares	Amount	shares	Amount	capital	income	stage	(deficit)

Balance at inception - December 13, 2002	-	$-	-	$-	$-	$-	$-	$-
Stock issued for:
Cash	-	-	500,000	500	(338)	-	-	162
Equipment	-	-	666,667	667	(15,884)	-	-	16,551

Stock issued for cash:
December 14, 2002	-	-	500,000	500	(12,465)	-	-	12,965

Net (loss) for the period	-	-	-	-	-	-	(12,172)	(12,172)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	742	-	742

Comprehensive (loss)	-	-	-	-	-	-	-	(11,430)

Balance - April 30, 2003	-	-	1,666,667	1,667	(16,581)	742	(12,172)	18,248

Net (loss) for the period	-	-	-	-	-	-	(10,525)	(10,525)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(165)	-	(165)

Comprehensive (loss)	-	-	-	-	-	-	-	(10,690)

Balance - April 30, 2004	-	-	1,666,667	1,667	28,011	577	(22,697)	7,558

Stock issued for:
Acquisition	-	-	1,529,167	1,529	7,143	-	(241,786)	(233,114)
Services	-	-	41,667	42	89,958	-	-	90,000

Stock issued for settlement of
Consulting fees	-	-	137,500	138	112,062	-	-	112,200

Net (loss) for the period	-	-	-	-	-	-	(133,502)	(133,502)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	2,371	-	2,371

Comprehensive (loss)	-	-	-	-	-	-	-	(131,131)

Balance - April 30, 2005	-	-	3,375,000	3,375	240,550	2,948	(397,985)	(154,487)

Stock issued for:
Private placement for cash	-	-	166,667	167	249,833	-	-	250,000
Business acquisition (Note 12(b))	-	-	416,667	417	749,583	-	-	750,000
Share purchase agreement (Note 12(c))	-	-	91,667	92	164,908	-	-	165,000

Net (loss) for the period	-	-	-	-	-	-	(1,612,267)	(1,612,267)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	11,166	-	11,166

Comprehensive (loss)	-	-	-	-	-	-	-	(1,601,151)

Balance – April 30, 2006	-	$-	4,050,000	$4,050	$1,401,500	$14,114	$(2,010,252)	$(590,588)

Stock issued for:
Consulting Agreement (Note 12(e))	-	-	103,333	103	92,897	-	-	93,000

Consulting Agreements (Note 12(f))	-	-	229,791	230	220,369	-	-	220,599

Content Agreement (Note 12(g))	-	-	333,333	333	319,667	-	-	320,000

Executive Employment Agreement (Note 12(h))	-	-	666,667	667	799,333	-	-	800,000

Net (loss) for the period	-	-	-	-	-	-	(1,893,084)	(1,893,084)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(14,258)	-	(14,258)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,907,342)

Balance – April 30, 2007	-	$-	5,383,069	$5,383	$2,888,959	$(144)	$(3,979,514)	$(1,085,318)

Stock issued for:

Consulting Agreement (Note 12(k))	-	-	936,876	937	17,800	-	-	18,737

Stock Purchase Agreement (Note 12(l))	-	-	40,000,000	40,000	480,000	-	-	520,000

Net (loss) for the period	-	-	-	-	-	-	(1,104,281)	(1,104,281)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(27,028)	-	(27,028)

Comprehensive (loss)	-	-	-	-	-	-	-	(1,131,309)

Balance – April 30, 2008	-	$-	46,319,945	$46,320	$3,386,759	$(27,172)	$(5,420,252)	$(1,841,143)
Stock issued for:

Asset Purchase Agreement (Note 12(m))	-	-	8,500,000	8,500	694,635	-	-	703,135

Consulting Agreement (Note 12(n))	-	-	5,100,000	5,100	45,900	-	-	51,000

Employment Agreement (Note 12(o))	-	-	10,000,000	10,000	90,000	-	-	100,000

Consulting Agreement (Note 12(p))	-	-	1,000,000	1,000	9,000	-	-	10,000

Resignation Agreement (Note 12(q))	-	-	1,050,000	1,050	51,450	-	-	52,500

Debenture Conversions (Note 12(r))	-	-	17,000,000	17,000	408,000	-	-	425,000

Share Cancelation (Note 12(s))	-	-	(8,500,000)	(8,500)	(694,635)	-	-	(703,135)

Net (loss) for the period	-	-	-	-	-	-	(1,219,417)	(1,219,417)

Adjustment for
Foreign currency translation adjustment	-	-	-	-	-	(41,419)	-	(41,419)

Comprehensive Gain(Loss)	-	-	-	-	-	-	-	175,951

Balance – April 30, 2009	-	$-	80,469,945	$80,470	$3,991,109	$(68,591)	$(6,639,669)	$(2,287,528)

(The accompanying notes are an integral part of these financial statements)

F5
Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Cumulative
			amount from
			inception
			(December 13, 2002 to April 30,
	For the year ended
	April 30,
	2009	2008	2009)

Cash Flows From Operating Activities
Net Loss	($1,219,417)	($1,104,281)	($5,946,272)
Adjustments to reconcile net loss to cash
Depreciation	33,588	25,749	135,197
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill / Discontinued operations	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	1,238	(10,412)	(344)
Increase (decrease) in accounts payable	7,505	28,832	270,000
Increase (decrease) in accounts payable- related party	976,536	(443,112)	1,472,427
Increase in unearned revenue	-	-	-
Increase in due to related parties	-	-	-
Increase (decrease) in compensation payable	(6,976)	(6,976)	-
(Increase) decrease in accounts receivable	9,218	44,787	(20,142)
(Increase) decrease in accounts receivable- related party	-	-	-
(Increase) Decrease in prepaid expenses	81,173	204,026	(129,271)

Net Cash Provided By (Used in)
Operating Activities	(117,135)	(1,261,387)	(3,224,713)

Cash Flows to Investing Activities

Acquisition of property and equipment	35,366	(179,431)	(380,959)
Acquisition of intangible assets	900	(5,536)	(9,881)

Net Cash Used in Investing Activities	$ 36,266	(184,967)	$ (390,840)

Cash Flows from Financing Activities
Increase in loans payable to stockholders	(475,466)	505,247	1,372,734
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	592,384	18,737	2,287,528

Net Cash provided by Financing Activities	116,918	523,984	3,661,615

Increase (Decrease) in Cash in the Period	(1,238)	894	(344)

Comprehensive gain (loss) on translation	-	-	-

Cash - Beginning of Period	894	-	894

Cash - End of Period	$ -	$894	-

Non-Cash Financing Activities
Common shares issued for equipment	$ -	-	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization	$ -	$ -	$(234,467)

Issuance of common stock for purchase goodwill	$ -	$ -	$ 838,358

Issuance of common stock for services	$ -	$ -	$ 1,340,599

Issuance of common stock for consulting	$ -	$ 18,737	$223,937

(The accompanying notes are an integral part of these financial statements)

F6

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

2. Going Concern

In a development stage company, management primarily devotes most of its activities to establishing a new business, the development of a detailed business plan, marketing strategy and the raising of funds required to develop and operate the business successfully.  Planned principal activities have not yet produced material revenues and the Company has suffered recurring operating losses as is normal in development stage companies.  These factors raise doubt about the Company’s ability to continue as a going concern.

The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from affiliates and/or controlling shareholders, and develop a market for its products.

In order to meet expenses over the next twelve months the Company is actively searching for additional equity financing.  The financial statements do not include any adjustments which might result from these uncertainties.

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

(c) Software Development Costs
Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization.  Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The Company has no capitalized software development costs at April 30, 2009 and 2008 respectively.

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

(l)Software Development Costs
Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at April 30, 2009 and April 30, 2008 respectively.

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

On November 1, 2007, the company entered into a Consultant Advisor Agreement with Peter Lindhout wherein Mr Lindhout is to research and develop acquisition targets and make introductions to privately held corporations to facilitate acquisitions.  The company issued 936,876 shares to Mr. Lindhout (valued at $18,737 according to the November 1st closing price of $0.02).  As of the filing of this quarterly report, these consulting services have not been provided by Mr. Lindhout.

5. Goodwill

The changes in the carrying amount of goodwill for the year ended April 30, 2009 are as follows:
Balance as at April 30, 2008	$-

Acquisition of Precision Aviation, Inc.	417,574

Balance as at April 30, 2009	$417,574

6. Loans Payable to Stockholders

Loans to the Company by stockholders are non-interest bearing and have no fixed date for repayment. The total amount advanced at April 30, 2009 and April 30, 2008 was $1,372,734 and $1,848,200 respectively. Convertible Debentures were converted into common shares by the following Shareholders: Edward Clunn $175,000 face value converted to 7,000,000 common shares; Bram Solloway $125,000 face value converted to 5,000,000 common shares; Carol Shaw $75,000 face value converted to 3,000,000 common shares; Robert Danvers $50,000 face value converted to 2,000,000 common shares.

7. Compensation Payable

The total amount of compensations payable at April 30, 2009 and April 30, 2008 was $0 and $13,952 respectively.

8. Income Taxes

  The components of the deferred tax assets are as follows at April 30:
                                                                                                                      2009                                         2008
   Deferred tax assets:
Net non-capital loss carry-forward                                                                                      $    99,000                                $    99,000
Net operating loss carry-forward                                                                                          1,584,000                                  1,584,000
Depreciation/Amortization allowance                                                                                       47,000                                       47,000
Valuation allowance                                                                                                      (1,730,000)                               (1,730,000)
Net deferred tax assets                                                                                                           $            -                                $             -

The Company had available approximately $5,014,000 of unused net operating loss carry-forwards at April 30, 2009 that may be applied against future United States taxable income. These net operating loss carry-forwards expire for Federal purposes through 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

The Company had available approximately $288,000 unused non-capital loss carry-forwards at April 30, 2009, that may be applied against future Canadian taxable income. These non-capital loss carry- forwards expire through 2015. There is no assurance that the Company will realize the benefit of the net-capital loss carry-forwards.

Change in ownership provisions may limit the benefits from net operating losses and non-capital losses carried for both United States and Canadian tax purposes.  The impact of any limitations that may be imposed have not been determined.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At April 2009 and 2008, valuation allowances for the full amount of the net deferred tax assets were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the difference between statutory tax rate and the effective income tax rate is as follows:

 2009                                     2008
Statutory Canadian tax (benefit) rate                                   (34.5)%                                (34.5)%
United States (benefit) rate                                                   (34.0)%                                (34.0)%
Valuation allowance                                                                68.5%                                 68.5%
Effective income tax rate                                                         0.0%                                   0.0%

9. Property and Equipment

Property and equipment comprise:                                                April 30,
2009                                         2008
Computer equipment and software                                                $301,419                                $209,908
Demonstration equipment                                                                     2,635                                      2,635
Studio Equipment                                                                                 71,690                                    71,690
Office equipment                                                                                    5,215                                       5,215
               380,959                                  416,325
Less accumulated depreciation                                                       162,207                                   143,929
                            $218,752                                 $272,396

Depreciation expense at April 30, 2009 and April 30, 2008 was $33,588 and $25,749 respectively.

10. Due to Related Party
Advances made by a director to the Company are non-interest bearing and have no fixed date for repayment.  The total amount advanced at April 30, 2009 and 2008 was $0 and $42,000 respectively.

11. Related Party Transactions
During the years ended April 30, 2009 and 2008, the Company entered into transactions (recorded at exchange values) with related parties as follows:

(a)
Management Fees	April 30, 2009	April 30,2008
(current) President/CEO – K.Vaesen	$ 37,500	$ 19,985
(past) President/CEO – A.Griffiths	-	65,954
VP Technology – E.Clunn	-	44,721
VP Finance – R.Clarke	-	35,595
VP Operations – L.Milne	-	30,510

	$ 37,500	$ 196,765

(b)Revenues include $0 and $0 received or receivable from companies with directors in common for the years ended April 30, 2009 and 2008 respectively.
(c)Accounts payable to Stockholders at April 30, 2009 and 2008, include the amount of $1,372,734 and $1,848,200 respectively, due to a shareholder and former officer of the Company and to companies related to a stockholder and former officer of the Company. See Note 6 – Loans Payable to Shareholders.

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

(m) On July 24, 2008, Precision Aviation, Inc., wholly owned subsidiary of Wavelit, Inc., acquired manufacturing equipment, materials and inventory, as well as a facility located in Lewisville, Texas, from Electro Aero Modelling, Inc., (EAM) a Texas corporation, in an all WAVL stock transaction. The company issued 8,500,000 restricted WAVL shares to EAM for $703,135 value of assets purchased.

(n) On October 31, 2008, Wavelit, Inc. entered into multiple consulting services contracts payable in restricted WAVL shares.  Total shares issued 5,100,000 for services to be performed between November 1, 2008 and April 30, 2008.  Total value of services is $51,000.00 held as PrePaid Expenses and shall be expenses over the six month period.

(o) On November 30, 2008, Wavelit, Inc. issued common shares due under May 1, 2008 amended employment contract with CEO Kent Vaesen.  Total shares issued 10,000,000 common shares for services performed.  Total value of services is $100,000.00 expensed as Management Fees during this fiscal year.

(p) On November 30, 2008, Wavelit, Inc. entered into a consulting contract payable in restricted WAVL shares.  Total shares issued 1,000,000 for services to be performed between November 1, 2008 and April 30, 2009.  Total value of services is $10,000.00 expensed as Subcontract Fees.

(q) On February 19, 2009, Wavelit, Inc. issued restricted WAVL shares on behalf of its wholly-owned subsidiary Precision Aviation Inc. for the Resignations of its two directors.  Total shares issued 1,050,000.  Total value of services is $52,500.00 expensed within Precision Aviation’s books and records.

(r) Between February 23, 2009 and March 4, 2009, Wavelit, Inc. converted Debentures held by Ed Clunn, Carol Shaw, Robert Danvers and Bram Solloway.  Total shares issued 17,000,000.  Total value of Debentures converted is $425,000.00.

(s) On March 18, 2009, Wavelit, Inc. cancelled shares issued to Electro Aero Modelling (EAM) and David Roberts as Wavelit’s wholly-owned subsidiary Precision Aviation Inc. cancelled the July 24, 2008 Asset Purchase Agreement.  Total shares cancelled and returned to treasury 8,500,000.

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

Director                      Name                               Age                                                       Position                                                                  Since

Henry Liguori                                                             -                       CEO, President, Secretary, Treasurer                 Jan 2009
(Director and Officer as of August 1, 2007)

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the period from December 13, 2002 (inception) through April 30, 2009 to: (a) all individuals, serving as our Chief Executive Officer in the fiscal year ended April 30, 2009; and (b) each of our executive officers who earned more than $100,000 during the fiscal year ended April 30, 2009:

                                                                                                                                                                                                   Other Securities Annual Underlying All
Name and                        Fiscal                                                      Compen-             Options/LTIP                                    Other
Principal Position            Year           Salary                                Bonus                   sation                       SARs (#)          Payouts Compensation
Kent Vaesen                     2008           $60,000                                  $0                      $0                                $0
Henry Liguori                   2009           $0                                           $0                      $0                                $0

Option/SAR Grants
We did not grant any stock options to the executive officers during our most recent fiscal year ended April 30, 2009.

Compensation of Directors
There are no standard arrangements pursuant to which directors are compensated for any services provided as director. No additional amounts are payable to directors for committee participation or special assignments performed for and on our behalf through to April 30, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned as of July 31, 2009 by:

(i)	each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock;
(ii)           each of our directors; and
(iii)           all executive officers and directors as a group.

As at July 31, 2009, there were 180,469,940 shares of our common stock issued and outstanding.

Name and Address of                                                   Amount and Nature of                                                   Percent
Beneficial Owner (1)                                                      Beneficial Owner  (2)                                                      of Class

All Executive Officers
and Directors as a group
(1 persons)                                                                                          0                                                                        0.00%
_____________________

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, in the last two fiscal years ended April 30, 2009, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we are or will be a party, in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any security holder who is known by us to own of record or beneficially more than five percent of our common stock, any promoter, or any member of the immediate family of any of the foregoing persons, had a material interest.

During the period from May 1, 2003, through April 30, 2009:

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

(3)Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on May 5, 2007 and the Form 8-K filed with the Securities and Exchange Commission on June 13, 2007.

(4)Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 21, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended April 2009 and 2008, the Company incurred the following fees for professional services rendered by the principal accountant:

2009                       2008

Fees for audit services                                                     $47,350                      $47,350

Fees for audit related services                                                 -                         -

Tax fees                                                                                       -                         -

All other fees                                                                              -                         -

The board of directors pre-approves all audit and non-audit services to be performed by the company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wavelit, Inc. (formerly Infotec Business Systems, Inc.)
(Registrant)

By: /s/ Henry Liguori
 Henry Liguori
President, Chief Executive Officer, Director

Date: August 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                                           Title                                                                                          Date

/s/ Henry Liguori                             President, Secretary, Treasurer, Director                          August 12, 2009
Henry Liguori
Chief Executive Officer