Form 10-Q
period 2009-07-31
Wavelit, Inc.
filed 2009-09-18
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2009

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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 180,469,940 of September 17, 2009.

WAVELIT, INC.

Form 10-Q for the nine months ended July 31, 2009

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of July 31, 2009 and April 30, 2009	3

	Statements of Operations for the three month periods ended July 31, 2009 and July 31, 2008	4

	Statements of Cash Flows for the three month periods ended July 31, 2009 and July 31, 2008 and from inception (December 13, 2002) through July 31, 2009	5

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	17

PART II	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2009	2009

Assets
Current Assets:
Cash	$-	$-
Accounts receivable	21,122	20,142
Inventory	144,007	144,007
Prepaid expenses and deposits (Note 4)	129,271	129,271

Total Current Assets	294,404	293,420

Property and Equipment, net of accumulated depreciation	217,109	218,752

Other assets, net of accumulated amortization	7,930	7,785

Goodwill (Note 5)	417,574	417,574

Total Assets	$937,017	$937,532

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$299	$344
Accounts payable	281,136	270,000
Accounts payable - related parties	477,810	1,472,427
Loans payable to stockholders	116,849	109,555
Compensation payable (Note 7)	65,950	-

Total Current Liabilities	876,095	1,852,326

Long Term Liabilities:
Due to Shareholders (Note 6)	590,776	1,372,734

Total Long Term Liabilities	590,776	1,372,734

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at July 31, 2009 and April 30, 2009,
respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
180,469,940 and 80,469,940 shares issued and outstanding at
July 31, 2009 and April 30, 2009, respectively (Note 8)	180,470	80,470
Additional paid in capital	5,835,280	4,143,452
Accumulated other comprehensive income	(31,745)	(68,591)
Deficit accumulated during the development stage	(6,513,859)	(6,442,860)

Total Stockholders’ Equity (Deficit)	(529,854)	(2,287,528)

Total Liabilities and Stockholders’ Equity (Deficit)	$937,017	$937,532
 The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the three months ended		2002)
	July 31,		through
	2009	2008	July 31, 2009

Revenue	$123	$16,052	$1,122,208

Revenue from related parties	-	-	1,676
	123	16,052	1,123,884

Cost of goods sold	-	(26,667)	(942,214)

Gross Profit(Loss)	123	(10,615)	181,670

Expenses
Selling, General and Adminstrative	9,168	310,677	5,743,044

Total Expenses	9,168	310,677	5,743,044

Operating Loss	(9,045)	(321,292)	(5,561,374)

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	4,222	83,072
Debt Forgiveness	-	42,000	387,882
Discontinued Operations	-	-	(738,692)
Impairment of goodwill	-	-	(165,000)

Net loss before taxes	(9,045)	(275,070)	(5,994,112)

Provision for income taxes	-	-	-

Net Loss	$(9,045)	$(275,070)	$(5,994,112)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)Diluted)	147,317,771	47,059,076

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the three month period ended		2002)
	July 31,		through
	2009	2008	July 31, 2009
Cash Flows From Operating Activities
Net Loss	$(9,045)	$(275,070)	$(5,955,317)
Adjustments to reconcile net loss to cash
Depreciation	9,093	8,824	144,290
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	(45)	(34)	(389)
Increase (decrease) in accounts payable	11,136	(5,565)	281,136
Increase in accounts payable - related parties	(994,617)	441,033	477,810
Decrease (Increase) in accounts receivable	980	(1,988)	(19,162)
Decrease (increase) in other assets	523	-	523
Decrease (Increase) in prepaid expenses	4	26,667	(129,267)

Net Cash Provided by (Used In) Operating Activities	(981,971)	137,915	(4,206,684)

Cash Flows to Investing Activities
Acquisition of property and equipment	-	-	(380,959)
Acquisition of other assets	-	-	(9,881)

Net Cash Used in Investing Activities	-	-	(390,840)

Cash Flows from Financing Activities
Increase (decrease) in loans payable to stockholders	(781,958)	(129,256)	588,776
Increase (decrease) in Note Payable	-	-	-
Increase (decrease) in Loans Payable	7,294	-	7,294
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	1,776,575	-	4,064,103

Net Cash Provided by Financing Activities	1,001,911	(129,256)	4,661,526

Increase (Decrease) in Cash in the Period	19,940	8,659	64,002

Comprehensive gain (loss) on translation	(19,895)	(8,693)	(64,002)

Cash - Beginning of Period	0	1,135	0

Cash - End of Period	$0	$1,101	$0

(continued...)

				Cumulative
				amounts from
				inception
				(December 13,
	For the three month period ended			2002)
	July 31,			through
	2009		2008	July 31, 2009

Non-Cash Financing Activities
Common stock issued for equipment	$		$703,135	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization		$-	$-	$(234,467)
Issuance of common stock for purchase goodwill		$-	$-	$838,358
Issuance of common stock for services		$-	$-	$1,340,599
Issuance of common stock for consulting		$-	$-	$223,937

The accompanying notes are an integral part of these financial statements

Wavelit, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) (the Company) and its wholly owned subsidiaries, Precision Aviation, Inc., Galaxy Networks Inc., Stream Horizon Studios Ltd. (formerly Infotec Business Strategies, Inc.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the three month periods ended July 31, 2009 and 2008 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three month periods ended July 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any future period.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes on Form 10-K for the year ended April 30, 2009 and filed on August 13, 2009.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending July 31, 2008 and 2009.

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.0775, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.1107.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at July 31, 2008 and July 31, 2009 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the nine month period ended July 31, 2009 which generated a fully reserved tax asset.

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

5.  Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2009 are as follows:

Balance as at April 30, 2009	$417,574

Balance as at July 31, 2009	$417,574

6.  Loans Payable to Stockholders

The total amount owing at July 31, 2009 and April 30, 2009 was $590,776 and $1,372,734 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 ($250,000 Converted to shares July 7 2009); Arthur Griffiths $250,000 (Converted to shares June 29 2009); Edward Clunn $175,000 (Converted to shares March 4 2009); Bram Solloway $125,000 (Converted to shares March 4 2009); Carol Shaw $75,000 (Converted to shares March 4 2009); Robert Danvers $50,000 (Converted to shares March 4 2009); and Lorne Milne $27,730. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2008.

7. Compensation Payable

The total amount of compensations payable at July 31, 2009 and April 30, 2009 was $65,950 and $65,950 respectively.  July 31, 2009 Compensation Payable balance payable to past CEO and Director, Kent Vaesen, whose duties ceased December 12, 2008 (view 8-K filed January 21, 2009).

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

(o)

On February 19, 2009, Wavelit, Inc. issued restricted WAVL shares on behalf of its wholly-owned subsidiary Precision Aviation Inc. for the Resignations of its two directors.  Total shares issued 1,050,000.  Total value of services is $52,500.00 expensed within Precision Aviation’s books and records.

(p)
Between February 23, 2009 and March 4, 2009, Wavelit, Inc. converted Debentures held by Ed Clunn, Carol Shaw, Robert Danvers and Bram Solloway.  Total shares issued 17,000,000.  Total value of Debentures converted is $425,000.00.

(q)
On March 18, 2009, Wavelit, Inc. cancelled shares issued to Electro Aero Modelling (EAM) and David Roberts as Wavelit’s wholly-owned subsidiary Precision Aviation Inc. cancelled the July 24, 2008 Asset Purchase Agreement.  Total shares cancelled and returned to treasury 8,500,000.

(r)
On June 25, 2009, Wavelit, Inc. converted all debt owed to ATB Company and consultant T. Porrata into restricted common shares.  Total restricted common shares issued 80,000,000 for total debt owing of $1,279,708.

(s)	On June 29, 2009, Wavelit, Inc. converted Debentures held by Arthur Griffiths. Total shares issued 10,000,000. Total value of Debentures converted is $250,000.00.
(t)	On July 7, 2009, Wavelit, Inc. converted Debentures held by TOV Trust. Total shares issued 10,000,000. Total value of Debentures converted is $250,000.00.

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

Results of Operations

Our July 31, 2009 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to July 31, 2009 and incorporate the accounts and operations for Wavelit, Inc. (fornerly Infotec Business Systems, Inc.), Precision Aviation, Inc., Stream Horizon Studios Ltd. (formerly “Infotec Business Strategies, Inc.” and Galaxy US Networks Inc. (formerly Eventec Inc.) from October 1, 2005 to July 31, 2009.

For the period from incorporation, December 13, 2002 through July 31, 2009, we incurred a deficit of $6,442,860. Operating expenditures during the period totaled $5,743,044.

For the three month period ended July 31, 2009, we incurred a loss from operations of $9,045. Revenues were $123, and costs of goods sold were $0 in the period.

Liquidity and Capital Resources

As of July 31, 2009, we had an accumulated deficit of $6,442,860, stockholders deficit of $529,853 and cash on hand of $0. Our working capital at July 31, 2009 was $60,922.

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

We currently market a range of products and services, however, we have limited revenues and only a limited operating history from which to assess our operations. Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to July 31, 2009, that there is substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  Controls and Procedures

On July 31, 2009, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

WAVELIT, INC. (Registrant)

Date: September 17, 2009	By:	/s/ Henry Ligouri
(Henry Ligouri, President, Director, CEO)

	By:	/s/ Henry Ligouri
(Henry Ligouri, interim CFO)