Form 10-Q
period 2009-10-31
CN Dragon Corp
filed 2009-12-21
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 333-90618

CN DRAGON CORPORATION
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

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 180,469,940 of December 14, 2009.

CN DRAGON CORPORATION

Form 10-Q for the nine months ended October 31, 2009

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

		Page
PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Consolidated:

	Balance Sheets as of October 31, 2009 and April 30, 2009	3

	Statements of Operations for the three month periods ended October 31, 2009 and October 31, 2008	4

	Statements of Operations for the six month periods ended October 31, 2009 and October 31, 2008	5

	Statements of Cash Flows for the six month periods ended October 31, 2009 and October 31, 2008 and from inception (December 13, 2002) through October 31, 2009	6

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	16

PART II	Other Information

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	October 31,	April 30,
	2009	2009

Assets
Current Assets:
Cash	$-	$-
Accounts receivable	21,081	20,142
Inventory	144,007	144,007
Prepaid expenses and deposits (Note 4)	50,441	129,271

Total Current Assets	215,529	293,420

Property and Equipment, net of accumulated depreciation	208,270	218,752

Other assets, net of accumulated amortization	7,764	7,785

Goodwill (Note 5)	417,574	417,574

Total Assets	$849,136	$937,532

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$336	$344
Accounts payable	280,669	270,000
Accounts payable - related parties	477,584	1,472,427
Loans payable to stockholders	116,637	109,555
Compensation payable (Note 7)	65,950	-

Total Current Liabilities	875,228	1,852,326

Long Term Liabilities:
Due to Shareholders (Note 6)	636,860	1,372,734

Total Long Term Liabilities	636,860	1,372,734

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at October 31, 2009 and April 30, 2009,
respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
180,469,940 and 80,469,940 shares issued and outstanding at
October 31, 2009 and April 30, 2009, respectively (Note 8)	180,470	80,470
Additional paid in capital	5,834,771	4,143,452
Accumulated other comprehensive income	(7,736)	(68,591)
Deficit accumulated during the development stage	(6,670,457)	(6,442,860)

Total Stockholders’ Equity (Deficit)	(662,952)	(2,287,528)

Total Liabilities and Stockholders’ Equity (Deficit)	$849,136	$937,532

The accompanying notes are an integral part of these financial statements

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	October 31,
	2009	2008

Revenue	$-	$10,242

Revenue from related parties	-	-
	-	10,242

Cost of goods sold	(53,333)	(32,968)

Gross Profit(Loss)	(53,333)	(22,726)

Expenses
Selling, General and Administrative	80,205	182,009

Total Expenses	80,205	182,009

Operating Loss	(133,538)	(204,734)

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	-
Debt Forgiveness	-	-
Discontinued Operations	-	-
Impairment of goodwill	-	-

Net loss before taxes	(133,538)	(204,734)

Provision for income taxes	-	-

Net Loss	$(133,538)	$(204,734)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)Diluted)	180,469,940	50,967,227

The accompanying notes are an integral part of these financial statements

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the six months ended		2002)
	October 31,		through
	2009	2008	October 31, 2009

Revenue	$123	$25,980	$1,122,028

Revenue from related parties	-	-	1,676
	123	25,980	1,123,704

Cost of goods sold	(53,333)	(68,635)	(995,547)

Gross Profit(Loss)	(53,210)	(42,655)	128,157

Expenses
Selling, General and Administrative	88,798	492,457	5,822,674

Total Expenses	88,798	492,457	5,822,674

Operating Loss	(142,008)	(535,112)	(5,694,517)

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	4,222	83,072
Debt Forgiveness	-	42,000	387,882
Discontinued Operations	-	-	(738,692)
Impairment of goodwill	-	-	(165,000)

Net loss before taxes	(142,008)	(488,890)	(6,127,255)

Provision for income taxes	-	-	-

Net Loss	$(142,008)	$(488,890)	$(6,127,255)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)Diluted)	163,893,858	50,967,227

The accompanying notes are an integral part of these financial statements

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the six month period ended		2002)
	October 31,		through
	2009	2008	October 31, 2009
Cash Flows From Operating Activities
Net Loss	$(142,008)	$(488,890)	$(6,127,255)
Adjustments to reconcile net loss to cash
Depreciation	17,100	4,140	152,297
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	(6)	210	(350)
Increase (decrease) in accounts payable	10,668	673	280,668
Increase (decrease) in compensation payable	-	(13,952)	-
Increase in accounts payable - related parties	(994,843)	(42,000)	477,584
Decrease (Increase) in accounts receivable	(939)	9,297	(21,081)
Decrease (increase) in inventory	-	(238,137)	-
Decrease (Increase) in accounts receivable – related parties	-	689,831	-
Decrease (increase) in other assets	(501)	947	(501)
Decrease (Increase) in prepaid expenses	78,830	2,340	(50,441)

Net Cash Provided by (Used In) Operating Activities	(1,031,699)	(75,541)	(4,295,387)

Cash Flows to Investing Activities
Acquisition of property and equipment	(19,687)	(571,809)	(400,646)
Acquisition of other assets	-	-	(9,881)

Net Cash (Used in) Investing Activities	(19,687)	(571,809)	(410,527)

Cash Flows from Financing Activities
Increase (decrease) in loans payable to stockholders	(735,874)	(97,838)	636,860
Increase (decrease) in Note Payable	-	85,000	-
Increase (decrease) in Loans Payable	7,082	(9,130)	7,082
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	1,691,319	648,097	3,978,847

Net Cash Provided by Financing Activities	962,527	626,129	4,624,142

Increase (Decrease) in Cash in the Period	(88,859)	(21,221)	(81,772)

Comprehensive gain (loss) on translation	(88,859)	(20,327)	(81,772)

Cash - Beginning of Period	0	894	894

Cash - End of Period	$0	$0	$0

(continued...)

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

				Cumulative
				amounts from
				inception
				(December 13,
	For the three month period ended			2002)
	October 31,			through
	2009		2008	October 31, 2009

Non-Cash Financing Activities
Common stock issued for equipment	$		$703,135	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization		$-	$-	$(234,467)
Issuance of common stock for purchase goodwill		$-	$-	$838,358
Issuance of common stock for services		$-	$-	$1,340,599
Issuance of common stock for consulting		$-	$51,000	$223,937

The accompanying notes are an integral part of these financial statements

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of CN Dragon Corp. (formerly Wavelit, Inc.) (the Company) and its wholly owned subsidiaries, Precision Aviation, Inc., Galaxy Networks Inc., China Teletech (formerly Stream Horizon Studios Ltd.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the three month periods ended October 31, 2009 and 2008 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three month periods ended October 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any future period.

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

(e) Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. The Company has no stock equivalents which would dilute earnings per share for the period ending October 31, 2008 and 2009.

(f) Foreign Currency Transactions/Balances

The operations of the Company are located principally in British Columbia, Canada and its functional currency is the Canadian dollar. These financial statements, where applicable, have been translated using the current method whereby monetary assets and liabilities are translated at the period end exchange rate of 1.0819, capital accounts are at historic exchange rates and revenues and expenses at the average exchange rate for the period of 1.0966.

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

(j) Software Development Costs

Software development costs are charged to expense as incurred unless the development project meets the criteria under United States generally accepted accounting principles for capitalization. Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company has no capitalized software development costs at October 31, 2008 and October 31, 2009 respectively.

(k) Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company incurred additional losses during the six month period ended October 31, 2009 which generated a fully reserved tax asset.

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

5.  Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2009 are as follows:

Balance as at April 30, 2009	$417,574

Balance as at October 31, 2009	$417,574

6.  Loans Payable to Stockholders

The total amount owing at October 31, 2009 and April 30, 2009 was $636,860 and $1,372,734 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 ($250,000 Converted to shares July 7 2009); Arthur Griffiths $250,000 (Converted to shares June 29 2009); Edward Clunn $175,000 (Converted to shares March 4 2009); Bram Solloway $125,000 (Converted to shares March 4 2009); Carol Shaw $75,000 (Converted to shares March 4 2009); Robert Danvers $50,000 (Converted to shares March 4 2009); and Lorne Milne $27,730. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures = $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30,2008.

7. Compensation Payable

The total amount of compensations payable at October 31, 2009 and April 30, 2009 was $65,950 and $65,950 respectively.  October 31, 2009 Compensation Payable balance payable to past CEO and Director, Kent Vaesen, whose duties ceased December 12, 2008 (view 8-K filed January 21, 2009).

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

8.  Capital Stock (continued)

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

Overview

CN Dragon Corp.

The Board of Directors of the Company has made the determination to change the direction of the Company’s current business operations and to direct the Company’s future activities and endeavors into the development, ownership and operation of hotels & leisure facilities in China.  We plan to primarily derive our revenue and earnings from the operation of hotels & resorts, which includes management and other revenue generated from hotel investments. We also intend to derive revenue and earnings from the operation of serviced apartments.

Our aim is to specialize in the luxury segment of the hospitality sector, targeting the upscale business and leisure traveler. We are presently seeking to acquire interests in respect to properties in this segment. Our long term strategy is to build an asset based portfolio of these businesses throughout China’s fast developing second-tier cities.

Market Place

In 2008, China was the world’s second largest economy with its GDP registering US$ 7.9 trillion. According to the IMF, this figure will be eclipsed this year with China’s GDP already registering US$ 8.7 trillion in Oct 2009. In comparison with the US (1.1%) and Europe (0.80%), China was the fastest growing economy last year with a GDP real growth rate of 9% (CIA). China’s emerging second-tier cities have prospered along with that growth, attracting major investment and developments. With the population’s increased purchasing power, second-tier cities have become an attractive proposition for developers; with such markets evidencing a strong demand for modernization and presenting investors with comfortable room for growth.

Our research strategy involves identifying those markets and examining whether they exhibit a demand for luxury hotels & leisure facilities. We carry this out by thoroughly analyzing tourism figures, the supply of 5-Star lodging facilities and other industry related data. Additional factors we evaluate include the locality, population, GDP, infrastructure and the major industries. Overall economic indicators must project a positive outlook for high growth before the Company will consider investing in those markets.

Objective

Our objective is to fill a niche not presently available, namely the availability of 5-Star hospitality services in China's fastest growing second-tier cities. Consumers in the growing premium segment of these markets are looking for facilities that reflect their image – impressive and worldly. They expect and demand a high quality of service and a full array of amenities which we will endeavor to provide. Further, we believe timing is critical as there is still comfortable room for growth in these markets. By pioneering the development in these cities, our objective is to create a benchmark for future industry players to measure up to.

Precision Aviation, Inc. (wholly-owned subsidiary of CN Dragon Corp.)

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

Results of Operations

Our October 31, 2009 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to October 31, 2009 and incorporate the accounts and operations for CN Dragon Corp. (formerly Wavelit, Inc.), Precision Aviation, Inc., China Teletech (formerly Stream Horizon Studios Ltd.) and Galaxy US Networks Inc. from October 1, 2005 to October 31, 2009.

For the period from incorporation, December 13, 2002 through October 31, 2009, we incurred a deficit of $6,670,457. Operating expenditures during the period totaled $5,822,674.

For the six month period ended October 31, 2009, we incurred a loss from operations of $142,008. Revenues were $123, and costs of goods sold were $53,333 in the period.

Liquidity and Capital Resources

As of October 31, 2009, we had an accumulated deficit of $6,670,457, stockholders deficit of $662,952 and cash on hand of $0. Our working capital deficit at October 31, 2009 was $26,092.

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

We currently market a range of products and services, however, we have limited revenues and only a limited operating history from which to assess our operations. Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to October 31, 2009, that there is substantial doubt about our ability to continue as a going concern.

Additional Risk Factors

As noted throughout this quarterly report, CN Dragon Corp. (formerly Wavelit, Inc.), is an emerging development stage company and accordingly, there are many risks that affect our operations and our ultimate viability. It is not possible, however, to foresee all risks which may affect us. Moreover, we cannot predict the magnitude of each risk nor can we predict whether we will successfully effectuate our current business plan. Each prospective investor is encouraged to carefully analyze the risks and merits of an investment in our securities and to take into consideration when making such analysis, among others, the financial risks discussed under the subheading “Liquidity and Capital Resources” above and the additional risk factors we have set out below.

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

ITEM 3.  Controls and Procedures

On October 31, 2009, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

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

On July 20, 2009, a vote was put to the shareholders in order to change the corporate name from Wavelit, Inc to CN Dragon Corporation (as referenced by the Definitive 14C filing with the Securities and Exchange Commission on October 20, 2009) The company received not less than 51% approval from its shareholders of record as at July 20, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits.

Index to Exhibits

Exhibits	Description of Documents

3.1a	Form of Certificate Change (Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on October 20, 2009).
3.1b	Change of Directors and Officers (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corp. (Registrant)

Date: December 18, 2009	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)