Form 10-Q/A
period 2009-10-31
CN Dragon Corp
filed 2010-01-21
CIK 1164012

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q (A-1)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

CN DRAGON CORPORATION

Nevada	000-52413	98-0358149
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
8/F Paul Y Centre, 51 Hung To Road
Kwan Tong, Kowloon, Hong Kong
(Address of principal executive offices)

(86) 755-82204422
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 12, 2010, there were 1,804,696 shares of our common stock were issued and outstanding.

AMENDMENT #1

The registrant hereby amends its Quarterly Report for the period ended October 31, 2009 as follow:

1. Exhibits 31.1 and 32.1 have been revised to conform to the language required in Item 601(b)(31) of Regulation S-K.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 19, 2010

/s/ Chong Him Lau
Chong Him Lau
Chief Financial Officer Principal Accounting Officer