Form 10-K/A
period 2009-04-30
CN Dragon Corp
filed 2010-02-05
CIK 1164012

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K (A-2)
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

AMENDMENT #2

The registrant amends is report on Form 10-K for the year ended April 30, 2009, as follows:

Item 9A. Controls and Procedures

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

Based on their evaluation of these disclosure controls and procedures, our chairman of the board and chief executive and financial officer has concluded that our disclosure controls and procedures are effective.

Item 9A(T). Controls and Procedures.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at April 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at April 30, 2009, the Company's internal control over financial reporting was effective.

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

CN Dragon Corporation /s/ Chong Him Lau By: Chong Him Lau Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Secretary Director	February 4, 2010

/s/ Teck Fong Kong Teck Fong Kong	Chief Executive Officer Director	February 4, 2010