Form 10-Q
period 2010-01-31
CN Dragon Corp
filed 2010-03-22
CIK 1164012

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2010

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

8/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,804,696 of March 19, 2010.

CN DRAGON CORPORATION

Form 10-Q for the nine months ended January 31, 2010

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2010	2009

Assets
Current Assets:
Cash	$-	$-
Accounts receivable	21,277	20,142
Inventory	144,007	144,007
Prepaid expenses and deposits (Note 4)	23,775	129,271

Total Current Assets	189,059	293,420

Property and Equipment, net of accumulated depreciation	201,697	218,752

Other assets, net of accumulated amortization	7,660	7,786

Goodwill (Note 5)	417,574	417,574

Total Assets	$815,990	$937,532

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Bank Overdraft	$315	$345
Accounts payable	282,892	270,000
Accounts payable - related parties	478,659	1,472,427
Loans payable	117,644	109,555
Compensation payable (Note 7)	-	-

Total Current Liabilities	879,510	1,852,326

Long Term Liabilities:
Due to Shareholders (Note 6)	643,803	1,372,734

Total Long Term Liabilities	643,803	1,372,734

Stockholders’ Equity (Deficit)
Preferred stock, voting; $0.001 par value; 375,000,000 shares authorized;
no shares issued and outstanding at January 31, 2010 and April 30, 2009,
respectively	-	-
Common stock, voting; $0.001 par value; 250,000,000 shares authorized;
1,804,696 and 804,696 shares issued and outstanding at
January 31, 2010 and April 30, 2009, respectively (Note 8(u))	180	80
Additional paid in capital	5,875,407	4,223,842
Accumulated other comprehensive income	44,162	(68,591)
Deficit accumulated during the development stage	(6,627,072)	(6,442,860)

Total Stockholders’ Equity (Deficit)	(707,323)	(2,287,529)

Total Liabilities and Stockholders’ Equity (Deficit)	$815,990	$937,532

The accompanying notes are an integral part of these financial statements    3

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	January 31,
	2010	2009

Revenue	$104	$1,136

Revenue from related parties	-	-
	104	1,136

Cost of goods sold	(26,667)	(25,392

Gross Profit(Loss)	(26,563)	(24,256

Expenses
Selling, General and Administrative	15,660	488,275

Total Expenses	15,660	488,275

Operating Loss	(42,223)	(512,531

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	-
Debt Forgiveness	-	-
Discontinued Operations	-	-
Impairment of goodwill	-	-

Net loss before taxes	(42,223)	(512,531

Provision for income taxes	-	-

Net Loss	$(42,223)	$(512,531

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00

Weighted Average Shares Outstanding (Basic and Diluted)	1,804,696	706,808

The accompanying notes are an integral part of these financial statements  4

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			amounts
			from inception
			(December 13,
	For the nine months ended		2002)
	January 31,		through
	2010	2009	January 31, 2010

Revenue	$341	$27,115	$1,122,246

Revenue from related parties	-	-	1,676
	341	27,115	1,123,922

Cost of goods sold	(80,000)	(94,027)	(1,022,214)

Gross Profit(Loss)	(79,659)	(66,912)	101,708

Expenses
Selling, General and Administrative	104,553	1,111,942	6,296,042

Total Expenses	104,553	1,111,942	6,296,042

Operating Loss	(184,212)	(1,178,854)	(6,194,334)

Other Income and Expenses
Loss/Gain on Foreign Exchange	-	4,222	83,072
Debt Forgiveness	-	42,000	387,882
Discontinued Operations	-	-	(738,692)
Impairment of goodwill	-	-	(165,000)

Net loss before taxes	(184,212)	(1,132,632)	(6,627,072)

Provision for income taxes	-	-	-

Net Loss	$(184,212)	$(1,132,632)	$(6,627,072)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding (Basic and Diluted)	1,592,378	575,384

The accompanying notes are an integral part of these financial statements  5

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			inception
			(December 13,
	For the nine month period ended		2002)
	January 31,		through
	2010	2009	January 31, 2010
Cash Flows From Operating Activities
Net Loss	$(184,212)	$(1,132,632)	$(6,627,072)
Adjustments to reconcile net loss to cash
Depreciation	18,176	25,559	153,373
Acquisition fees	-	-	90,000
Impairment of goodwill	-	-	165,000
Written off goodwill	-	-	738,692
Changes in working capital items
Increase (decrease) in bank overdraft	(29)	958	(373)
Increase (decrease) in accounts payable	12,892	6,381	282,892
Increase (decrease) in compensation payable	-	51,998	-
Increase (decrease) in accounts payable - related parties	(993,768)	975,164	478,659
Decrease (Increase) in accounts receivable	(1,135)	9,209	(21,081)
Decrease (increase) in inventory	-	(92,380)	-
Decrease (increase) in other assets	(606)	1,034	(606)
Decrease (Increase) in prepaid expenses	105,496	54,507	(23,775)

Net Cash (Used In) Operating Activities	(1,043,186)	(100,202)	(4,764,291)

Cash Flows to Investing Activities
Acquisition of property and equipment	(23,791)	(568,403)	(404,750)
Acquisition of other assets	-	-	(9,881)

Net Cash (Used in) Investing Activities	(23,791)	(568,403)	(414,631)

Cash Flows from Financing Activities
Increase (decrease) in loans payable to stockholders	(728,931)	(51,869)	643,803
Increase (decrease) in Note Payable	-	85,000	-
Increase (decrease) in Loans Payable	8,089	(9,966)	8,089
Cash received in recapitalization	-	-	1,353
Proceeds from issuance of common stock	1,874,028	648,097	4,481,515

Net Cash Provided by Financing Activities	1,153,186	671,262	5,134,760

Increase (Decrease) in Cash in the Period	86,209	96,020	(44,162)

Comprehensive gain (loss) on translation	86,209	(96,914)	44,162

Cash - Beginning of Period	0	894	0

Cash - End of Period	$0	$0	$0

The accompanying notes are an integral part of these financial statements       6

(continued...)

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

				Cumulative
				amounts from
				inception
				(December 13,
	For the nine month period ended			2002)
	January 31,			through
	2010		2009	January 31, 2010

Non-Cash Financing Activities
Common stock issued for equipment	$		$703,135	$93,193

Supplementary Disclosure of Non-Cash Items

Net liabilities assumed in recapitalization		$-	$-	$(234,467)
Issuance of common stock for purchase goodwill		$-	$-	$838,358
Issuance of common stock for services		$-	$-	$1,340,599
Issuance of common stock for consulting		$-	$61,000	$223,937

The accompanying notes are an integral part of these financial statements 7

CN Dragon Corp. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
Unaudited

1.  Interim Financial Information

The consolidated financial statements of CN Dragon Corp. (formerly Wavelit, Inc.) (the Company) and its wholly owned subsidiaries, Precision Aviation, Inc., Galaxy Networks Inc., China Teletech (formerly Stream Horizon Studios Ltd.), and Galaxy US Networks Inc. (formerly Eventec, Inc.) for the nine month periods ended January 31, 2010 and 2009 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine month periods ended January 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for any future period.

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

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

Recent Accounting Pronouncements (Continued)

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations.  The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  The adoption of ASC 820-10 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”).  ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased.  ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 825-10-65 also amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”).  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  Adoption of ASC 855-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events from January 31, 2010 to the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”).  ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

4. Prepaid Expenses

On November 1, 2007, the Company entered into a consulting agreement and paid for consulting services which have not yet been provided as of the end of this quarter ended January 31, 2010.

5.  Due to Shareholders

The total amount owing at January 31, 2010 and April 30, 2009 was $643,803 and $1,372,734 respectively. Convertible Debentures were issued to the following Shareholders: TOV Trust $500,000 ($250,000 Converted to shares July 7 2009); Arthur Griffiths $250,000 (Converted to shares June 29 2009); Edward Clunn $175,000 (Converted to shares March 4 2009); Bram Solloway $125,000 (Converted to shares March 4 2009); Carol Shaw $75,000 (Converted to shares March 4 2009); Robert Danvers $50,000 (Converted to shares March 4 2009); and Lorne Milne $27,730. All Convertible Debentures are 36-month term, bearing interest at 10%per annum payable upon conversion or end of term. Total Face Value of all Convertible Debentures is $1,202,730 and convert to a total of 24,054,600 common shares. Convertible Debentures were issued in order to consolidate debts owed and debt forgiveness of $264,856 was realized in the fiscal year ended April 30, 2008.

6.  Capital Stock

On November 20, 2009, the Company effected a reverse split of its common stock on a 100:1 basis so that the 180,469,940 shares of common stock issued, were decreased to 1,804,699 shares of common stock issued and outstanding. The authorized common stock remained unchanged at 1,250,000,000 shares authorized (750,000,000 common shares and 375,000,000 preferred shares). Par value of the preferred and common stock remained unchanged at $0.001. All figures in these financial statements, including comparative information have been updated to give effect to the reverse 100:1 split.

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this filing as well our annual report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2009. All figures representing shares of our capital stock have been adjusted to reflect the 100 to 1 reverse split of our capital stock on November 20, 2009.

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

Results of Operations

Our January 31, 2010 consolidated interim financial statements have been prepared on the basis of the accounts and operations of Galaxy Networks Inc. from incorporation, December 13, 2002 to January 31, 2010 and incorporate the accounts and operations for CN Dragon Corp. (formerly Wavelit, Inc.), Precision Aviation, Inc., China Teletech (formerly Stream Horizon Studios Ltd.) and Galaxy US Networks Inc. from October 1, 2005 to January 31, 2010.

For the period from incorporation, December 13, 2002 through January 31, 2010, we incurred a deficit of $6,769,146. Operating expenditures during the period totaled $5,838,430.

For the nine month period ended January 31, 2010, we incurred a loss from operations of $184,212. Revenues were $341, and costs of goods sold were $80,000 in the period.

Liquidity and Capital Resources

As of January 31, 2010, we had an accumulated deficit of $6,769,146, stockholders deficit of $707,323 and cash on hand of $0. Our working capital deficit at January 31, 2010 was $690,452.

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

We currently market a range of products and services, however, we have limited revenues and only a limited operating history from which to assess our operations. Due to our lack of revenue-production history and our lack of contractual commitments to generate profits, there is no basis at this time for investors to make an informed determination as to the prospects for our future success. For this reason and, as we have not achieved profitable operations and require additional capital to achieve our objectives, our auditors have included in their report covering our financial statements for the period from incorporation to January 31, 2010, that there is substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  Controls and Procedures

On January 31, 2010, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also President, Secretary, Treasurer), interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding managements control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to its evaluation.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

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

On September 2, 2009, a vote was put to the shareholders in order to approve a 100:1 reverse split of the authorized, issued and outstanding common shares (as referenced by the Definitive 14C filing with the Securities and Exchange Commission on November 20, 2009.) The company received not less than 51% approval from its shareholders of record as at September 2, 2009.
ITEM 5.  Other Information.

None

ITEM 6.  Exhibits.

Index to Exhibits

Exhibits	Description of Documents

3.1a	Form of Certificate Change (Incorporated by reference to the Form Definitive 14C filed with the Securities and Exchange Commission on October 20, 2009).
3.1b	Change of Directors and Officers (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corp. (Registrant)

Date: March 22, 2010	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)