Form 10-K
period 2010-04-30
CN Dragon Corp
filed 2010-08-13
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-90618

CN DRAGON CORPORATION
(Name of small business issuer as specified in its charter)

Nevada	98-0358149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8/F Paul Y Centre, 51 Hung To Rd. Kwun Tong, Kowloon, Hong Kong (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                (+852) 2772 9900
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                common stock, $.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No[X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the voting and non-voting common equity held by non-affiliates on August 10, 2010 (an aggregate 8,958,291 out of a total of 45,158,291 shares outstanding) was approximately $3,583,316 computed by reference to the closing price of $0.40, as quoted on www.otcmarkets.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2010, there were 45,158,291 shares of our common stock issued and outstanding.

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

Throughout this Annual Report on Form 10-K, we refer to CN Dragon Corporation,  as “we,” “us,” “our,” “the Company,” “our Company,” unless otherwise specified.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

PART I

Item 1.                      Business.

Organization

CN Dragon Corporation was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotech Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2010, we changed our name to CN Dragon Corporation, and announced on a Current Report on Form 8-K dated December 2, 2009, that we made the determination to change the direction of the Company’s current business operations and direct the Company’s future activities and endeavors towards the development, ownership and operation of upscale lodging and leisure facilities in the People’s Republic of China (“PRC”).

On January 11, 2010, we effected a reverse split of our Common Stock issued on a 100:1 basis. Accordingly, 180,469,940 shares of Common Stock issued were decreased to 1,804,696 shares issued. The total number of shares of Capital Stock which the Company was authorized to issue remained unchanged at 625,000,000, made up of 250,000,000 shares of Common Stock [par value $0.001] and 375,000,000 shares of Preferred Stock [par value $0.001]. The reverse split had the effect of creating newly available authorized shares of Common Stock which the Company intended to use for various purposes, including effecting acquisitions, business expansion, obtaining finance and recruiting management personnel, all of which were necessary for the Company to undertake new business operations in the PRC.

Business of the Issuer

Background

On May 17, 2010, we completed a Share Exchange Agreement with CNDC Group Ltd, wherein the Company acquired 100% of CNDC Corporation (“CNDC”). In exchange, we issued 42,000,000 restricted shares of our common stock to CNDC Group Ltd, placing CNDC Group Ltd as the majority shareholder of the Company. The acquisition was described by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission dated 21 May, 2010. All the operations of CNDC have become the operations of the Company and we intend to carry on CNDC’s business as the company’s sole line of business.

Business Description

CNDC is a hotel management, development and consulting group. CNDC was incorporated under the laws of the British Virgin Islands on March 26, 2008. CNDC operates through its wholly-owned subsidiaries, CN Dragon Holdings Ltd and Zhengzhou Dragon Business Ltd, which were incorporated in Hong Kong and People’s Republic of China (“PRC”) respectively. From our inception, we have been engaged in providing consulting and management services to hotel investors and owners in the PRC. Our services have focused on covering major aspects of hotel development from the initial planning stages of a project to enhancing the management of a fully operating hotel asset. Specifically, we offer hospitality development, operations management and financial advisory services to clients. Over the years, we have specialized in assisting a number of clients in redeveloping unused idle buildings into fully operating hotel assets.

Hospitality Development

CNDC offers initial consultation, planning and development services to aspiring hotel owners. We will discuss with owners ideas and options to help quickly formulate a course of action and identify steps that need to be taken. Our experienced team will devise a solid project development plan, investing many hours in feasibility work and assisting owners in executing the plan. We believe a clear project development schedule is critical for owners to successfully develop a hotel on time and within budget. CNDC’s comprehensive hospitality development services include:

•	Project appraisal
•	Market feasibility studies
•	Formulating master development plan
•	Investment analysis, financial projections, risk analysis, and recommendations;
•	Pre-opening management, including planning, design and facility mix for hotels, resorts and spas, and support facilities;
•	Engagement of professionals such as master planners, architects, interior designers, landscape and services engineers
•	Training and staff development, including personalized services culture and guest recognition;

Operations Management

CNDC’s underlying goal is to enhance the efficiency and value of our client’s hotel assets, providing professional and candid consultant & management services. Our operations management services include:

•	Restructuring operations & procedures
•	Supplies procurement
•	Implement enhanced management systems, including financial reporting system;
•	Human resource management & training
•	Marketing & promotions

Financial Advisory

CNDC’s financial advisory services provides integrated investment and added-value solutions for businesses involved in the hospitality industry. Services offered includes customized investment advice, business consultation, mentorship programs, and capital raising strategies (debt & equity). Individual advice is tailored having conducted due diligence on the venture and the range of financial instruments available for closing a deal.

Business Strategy of CNDC

Anticipating the fast and continuous growth of the PRC economy, CNDC is directing and predominately focusing its business into the development and operation of luxury hotels & resorts in the PRC’s second-tier city holiday destinations. Under this new direction, CNDC plans to derive the majority of its earnings and revenue from the development of hotels & resorts; which includes management and other revenue generated from hotel investments. CNDC’s hotels & resorts business will specialize in the upscale segment of the hospitality sector, offering luxury accommodation and hospitality services to savvy business and leisure travelers. Our long term strategy is to build an asset based portfolio of hotel businesses, aiming to cater for the demand of consumers in the growing premium segment in the PRC.

CNDC presently does not have any ongoing hotel & resorts or other lodging developments. It current business involves actively seeking to procure interests in respect to properties in this segment through CNDC’s established network in the PRC hotel industry. CNDC’s procurement strategy involves identifying high growth second-tier cities in the PRC and examining whether they exhibit a strong demand for luxury hospitality services and facilities. We carry this out by thoroughly analyzing tourism figures, the supply of upper scale lodging and other industry related data. Additional factors we evaluate includes the locality, population, GDP, infrastructure and the major industries of each target city.

Market Analysis

One of CNDC’s key strategies  is to target investments in the PRC’s second-tier cities that have been experiencing a sustained period of economic growth. This growth has attracted business and investment interests from around the world fuelling an increase in demand for travel and lodging services. Further, tourism in the PRC has greatly expanded over the last few decades. The emergence of a newly emerging middle class and an easing of restrictions on movement by the Chinese authorities are also fueling this travel increase. The PRC’s long history and diverse tourism resources will attract both international and domestic leisure tourists to visit different parts of the country, creating a high demand for hotel products and services.

In 2008, the PRC was the world’s second largest economy with its GDP registering US$ 7.9 trillion (IMF). According to the IMF, this figure will be eclipsed in 2009 with the PRC’s GDP already registering US$ 8.7 trillion in Oct 2009. In comparison with the US (1.1%) and Europe (0.80%), the PRC was the fastest growing economy last year with a GDP real growth rate of 9%. CNDC believes that the PRCs’ emerging second-tier cities have prospered along with that growth, attracting major investment and developments; with such markets evidencing a strong demand for modernization and presenting investors with comfortable room for growth.

In addition, CNDC believes the PRC has witnessed a rapid development of its hotel properties over the past two decades. The strengths of the PRC’s hotel industry rest in (1) the growing popularity of the PRC as a major international business market and tourism destination, (2) the diversity and quality of the PRC’s hotel products, (3) the efforts to standardize operations and improve service quality, and (4) increased development by global hotel corporations. The World Tourism Organization estimates that the PRC will become the leading tourist destination in the world by 2020. Therefore, CNDC believes that sustained economic development and the PRC’s rising popularity will provide a hotel market conducive to development.

Competition

CNDC faces significant competition from other hotel developers and operators, most of which have recognized trade names, and greater resources. In the event that CNDC are able to operate hotels & resorts in the PRC, competition may limit CNDC’s ability to attract and retain guests and may reduce room rates we are able to charge, which could ultimately reduce any future revenues. Further, since the PRC’s accession to the World Trade Organization (WTO) on December 11, 2001, the PRC has been gradually opening its hotel market to international development and competition. The Intensified competition from international developers and operators will pose great challenges to domestic hotel operations.

Employees

CNDC has 6 full time employees. CNDC intends to hire additional full time employees to implement its plans to expand its business into the development and operation of hotels & resorts.

Reorganization

Spin-off of wholly-owned subsidiaries

On February 18, 2010, we filed with a definitive information statement with the Securities and Exchange Commission on Schedule 14C to spin-off our wholly-owned subsidiaries Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.) (the “Spin-Off”). We believe the Spin-Off will better equip the company to successfully implement its new business direction in engaging in the development, ownership and operation of upscale lodging and leisure facilities in the PRC. Specifically, the spin-offs will separate distinct companies with different financial, investment and operating characteristics so that each can adopt business strategies and objectives tailored to their respective markets. This will allow the companies that have operations that are inconsistent with each other to better prioritize the allocation of their management and their financial resources for achievement of their corporate objectives.

In order to better achieve these objectives, the company pursuant to the Spin-Off relinquished and transferred administrative control of its wholly-owned subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.) to ATB Company, a Colorado corporation, (“ATB”). This transaction was executed in accordance with a Administrative Control Transfer Agreement, effective February 18, 2010, between CN Dragon Corporation, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and ATB Company.

In accordance with the Spin-Off, record shareholders of CN Dragon Corporation as of February 12, 2009 (the “Record Date”) will receive one common share of Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.) for everyone one share of CN Dragon Corporation common stock owned. Accordingly, ATB Company will receive 40 million shares of common stock in Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.), representing 56% controlling interest in each.

In light of this and to better prioritize our endeavors in establishing business operations in the PRC, the Company relinquished and transferred administrative control of Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.) to ATB Company.

Sale of wholly-owned subsidiary

Effective November 22, 2007, we completed a Stock Purchase Agreement with ATB Company wherein the Company acquired 100% of Precision Aviation, Inc. (“Precision”) in exchange for 40,000,000 restricted common shares of our common stock.  Following the issuance, ATB Company was our majority shareholder.

Effective March 29, 2010, we completed the sale of our wholly-owned subsidiary, Precision back to its prior owner ATB Company. Under the terms of the Stock Purchase Agreement, ATB Company acquired 100% of the issued and outstanding common stock of Precision for the consideration of US $1. We believe the sale of Precision allows us to better prioritize our management and financial resources towards implementing our new business strategy in engaging in the development, ownership and operation of upscale lodging and leisure facilities in the PRC.

Management Strategy

Following the reorganization of Precision Aviation, Inc., Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.), management was able to direct all the Company’s resources towards implementing our new business operations in the PRC. The scope of which included conducting due diligence on several identified acquisition targets with a well establish business in the lodging and leisure industries in the PRC, as well as conducting comprehensive market research specifically on high growth second-tier cities in the PRC. Management viewed this as an integral step towards building the Company’s network in the PRC, and utilized their existing in the area and the expertise of local lodging and leisure operators. After several investigations and on site visits, the Company acquired CNDC Corporation on May 17, 2010, which operates through CN Dragon Holdings Ltd and Zhengzhou Dragon Business Ltd, having a two year operational history in providing consulting and management services to hotel investors and owners in the PRC.

Item 1A.                      Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included or referred to in this Current Report on Form 8-K, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only risks we will face. Our business, financial condition and results of operations may be materially adversely affected by any of the following risks. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us, related to our industry and related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

Risks Related To Our Company

In terms of our hotels & resorts business, we are a development stage company and have little to no operating history upon which to evaluate our business.

We have a limited operating history and may not succeed. Our business strategy is “proposed” and “intended” but we may not be able to successfully implement it. Our primary business purpose is developing our luxury hotels & resorts business in the PRC. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the operation of our business. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, are in their early stage of development. We cannot guarantee that we will succeed in achieving our business goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, operating results and our abilities to continue as a going concern. We expect that we will require additional capital in order to execute our current business plan. As a development stage business, we may in the future experience under capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by an early stage business. As a result of these factors, other factors described herein and unforeseen factors, we may not be able to successfully implement our business model.

We need to attract qualified employees.

Our future success depends in large part upon our ability to attract, train, retain and motivate employees. Qualified individuals of the requisite caliber and number needed to fill positions are in short supply in some areas. Our industry is characterized by high levels of employee attrition. Although we believe we will be able to offer competitive salaries and benefits, we may have to increase spending in order to retain personnel.

The success of our business strategy will be dependent on our ability to recruit and/or promote enough qualified personnel to support our future growth. The time and effort required to train and supervise a large number of new managers and associates may divert our existing resources and adversely affect our operating and financial performance.

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We may from time to time consider acquiring companies or assets. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	the diversion of our capital and our management’s attention from other business issues and opportunities;
•	difficulties in successfully integrating companies or assets that we acquire, including personnel, financial systems and controls, distribution, operations and general operating procedures;
•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following an acquisition as it is integrated into our operations;
•	potentially dilutive issuances of our equity securities; and
•	the incurrence of debt and contingent liabilities.

We may have insufficient funds to implement our business strategy.

Our business strategy will require additional capital for, among other purposes, developing and operating hotels & resorts in the PRC. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital, there can be no assurance that we will be able to fund our current plans for acquiring and developing hotels & resorts businesses.

Effect of existing or probable governmental regulations on the business, and economic and political risks

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the economic, political, legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, restriction on international remittances, and rates and methods of taxation, among other things.

Operating risks common to the tourism and hospitality industry in the PRC could reduce our potential revenues.

Risks associated with the tourism and hospitality industry include the following, any of which could reduce our potential revenues:

•	competition for guests and hosting events from other hotels;
•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;
•	dependence on demand from business and leisure travelers;
•	increases in energy costs, airline fares, and other expenses related to travel, which may deter travelling; and
•	adverse effects of weak general and local economic conditions.

Costs of legal matters and regulation could exceed estimates.

We may become parties to a number of legal and administrative proceedings involving matters pending in various courts or agencies. These include proceedings associated with businesses which may be owned, operated or used by us and include claims for personal injuries and property damages. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to legal matters and other contingencies.

Risks Related to Our Stock

We require substantial capital requirements to finance our operations.

We have substantial anticipated capital requirements and we may require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

•	available cash and cash investments; and
•	capital raised through debt and equity offerings.

The funds provided by these sources, if attainable, may not be sufficient to meet our anticipated capital requirements and we may not be able to obtain additional financing in such a circumstance.

As a public company, our stock could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid them.

Among the factors that could affect our stock price are:

•	industry trends and the business success of our developments;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
•	strategic moves by our competitors, such as product announcements or acquisitions;
•	regulatory developments;
•	litigation;
•	general market conditions;
•	other domestic and international macroeconomic factors unrelated to our performance; and
•	additions or departures of key personnel.

The stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

We need to raise additional funds. If we fail to, it could be difficult to continue our business.

We currently do not have sufficient financial resources to meet our capital requirements. We will seek additional funding through public or private financing or through collaborative arrangements with strategic partners. You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all;
•	any available additional financing may not be adequate; and
•	we may be required to sell shares of our common stock at extremely discounted prices in order for us to obtain additional financing.

If we cannot raise additional funds when needed, or on acceptable terms, we may not be able to continue to operate.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying dividends. As such, our shareholders may not receive any profit on their investment other than from the eventual sale of their shares, if any.

Risks Related to Doing Business in the PRC

Changes in PRCs’ political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	level of government intervention in the economy;
•	control of foreign exchange;
•	methods of allocating resources;
•	balance of payments position;
•	international trade restrictions; and
•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in the PRC. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

You may have difficulty enforcing judgments against us.

We are a Nevada company and most of our assets are located outside of the United States. Most of our current operations will be conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. All of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in the PRC may inhibit our ability to conduct business in the PRC.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to settle any business costs outside the PRC or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Item 1B.                            Unresolved Staff Comments.

None.

Item 2.                                Properties.

We do not own any property. Our principal office is located at 8/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong.

Item 3.                                Legal Proceedings.

We do not believe we are a party to any pending or ongoing legal proceeding responsive to this item.

Item 4.                                (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the Symbol “DRGN” (formerly “WAVL”). The stock price of our stock has been extremely volatile and an active public market for our common stock may not develop or be sustained. The following table sets forth the high and low bid quotations of our common stock as reported by Pink OTC Markets for each quarterly period within the last two fiscal years ended April 30, 2010 and have been adjusted to reflect our 100:1 reverse split which took effect on January 11, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

		High	Low
2008	First Quarter	$0.10	$0.06
	Second Quarter	$0.10	$0.05
	Third Quarter	$0.09	$0.01
	Fourth Quarter	$0.08	$0.03

		High	Low
2009	First Quarter	$4.00	$0.41
	Second Quarter	$4.00	$0.60
	Third Quarter	$1.50	$0.11
	Fourth Quarter	$0.40	$0.15

Penny Stock Regulations

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock may be considered a “penny stock”. As a result, it may be subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of our securities. In addition, the broker-dealer must receive the purchaser’s written consent to the transaction prior to the purchase. The broker-dealer must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of our shares to resell them.

Holders

As of May 17, 2010, we had 107 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Action Stock Transfer Corporation, of S. Highland Drive, Suite 300, Salt Lake City, Utah to act as our transfer agent.

Dividends

We have not declared any dividends on our common stock during the two fiscal years ended April 30, 2010 and 2009, or in any subsequent period. We do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.           We would not be able to pay our debts as they become due in the usual course of business; or
2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities authorized for issuance under equity compensation plans

We do not have any securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to business development expenses, financing operations and contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

Principles of Consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries (the “Group”).  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through April 30, 2010.  The following table depicts the identity of the subsidiaries:

	Date of			Share capital/
	Disposal (D)/	Place & date of Incorporation	Attributable equity Interest %	registered
Name of subsidiary	Acquisition(A)	incorporation	interest %	capital

Precision Aviation, Inc.	February 29,	USA	Nil	-
	2009 (D)

Galaxy Networks, Inc.	February 18,	USA	100	-
	2009 (D)

Galaxy Networks, Inc.	February 18,	Canada	100	-
	2009 (D)

China Teletech Limited (fka. Stream Horizons Studio, Inc.)	February 18, 2009 (D)	Canada	100	-

CNDC Corporation	May 17, 2010	British Virgin Islands/
	(A)	March 26, 2008	100	US$1

CN Dragon Holdings Limited	May 17, 2010	Hong Kong/Mar 5, 2008	100	HK$1
	(A)

Zhengzhou Dragon Business Limited	May 17, 2010	PRC/Sep 12, 2008	100	HK$3,000,000
	(A)

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for uncollectible accounts is maintained for all customers in considering with a variety of factors, including the length of past due, significant one-time events and the Group’s historical experience. Bad debts are written off as incurred.

Accounting for impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting period, there was no impairment loss.

Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC and Hong Kong. The Group does not maintain any bank accounts in the United States of America.

Revenue recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.
Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at April 30, 2010 amounted to $1,000, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Years ended April 30, 2010 and 2009

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Year-ended April 30, 2010 US$	Year-ended April 30, 2009 US$
Net Revenues	341	27,752
Cost of Net Revenue	-	(120,693)
Gross Profit	341	(92,941)
Operating Expenses: Selling and Distribution General and administrative	- (130,546)	- (1,172,697)
Income (Loss) Before Income Taxes	(130,205)	(1,265,639)
Income Taxes	-	-
Net Profit (Loss)	(130,205)	(1,265,639)

For the year ended April 30, 2010, we incurred a loss from operations of $130,205. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. Accounting and Legal fees reflect costs incurred for regulatory filings and due diligence conducted on lodging and leisure businesses in the PRC. Establishing our business operations in the PRC also caused our revenues to decrease to $341 for the year ended April 30,2010. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada),  China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc. This allowed the Company to direct all the Company’s resources towards implementing our new business operations in the PRC. The scope of which included conducting due diligence on several identified acquisition targets with a well establish business in the lodging and leisure industries in the PRC, as well as conducting comprehensive market research specifically on high growth second-tier cities in the PRC.

Pursuant to these endeavors, the Company acquired CNDC Corporation on May 17, 2010, which operates through CN Dragon Holdings Ltd and Zhengzhou Dragon Business Ltd, having a two year operational history in providing consulting and management services to hotel investors and owners in the PRC.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our working capital is currently insufficient to sustain our current operations.  Our plan is to seek additional funding and business relationships.

While management believes that revenues can be grown and that ultimately profitable operations can be attained in the future, there is no assurance that revenues will be maintained or grown or that they will ultimately be of a level required to generate profitable operations or provide positive cash follow. We are unable to predict at this time the exact amount of any additional working capital we will require to fund the implementation of our business plan and achieve cash flow sufficient to sustain operations and achieve profitability. To fund out operations and more fully implement our business plan, we may seek additional capital in the private and/or public equity markets through the sale of equity and debt securities. However, if we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution. If we issue new securities, they may contain certain rights, preferences or privileges that are senior to those of our common stock. Moreover, we may not be successful in obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt financing, we cannot provide any assurance that we will be successful in attaining such additional funding.

Off-balance Sheet Arrangements

We maintain no significant Off-balance Sheet Arrangements

Future Goals

In the next 12 months, our goal is to fully establish our business in the PRC. We plan to make acquisitions of existing operating hotel assets, and/or by developing, redeveloping hotel assets under our brand. Our long term goal is to build an asset based portfolio of hotels & resorts throughout the PRC’s emerging second-tier cities that are renown for tourism. To achieve our goals, we plan on making a private placement of our securities to raise the funds necessary. The development or acquisition of a suitable hotel asset is dependent upon sufficient financing and the identification of suitable development, or operating hotel.

Recent Accounting Pronouncements

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operation

Item 7.A                      Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 20, 2010, we dismissed Mendoza Berger & Company, LLP as our independent registered public accounting firm, and appointed Albert Wong & Co, CPA, as disclosed on our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 2, 2010. In connection with the change in accountants, there have been no disagreements as required by this item.

Item 9A.                      Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this annual report on Form 10K, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at April 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at April 30, 2010, the Company's internal control over financial reporting was effective.

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

Internal Control Over Financial Reporting

Management has not identified any changes in our internal control over financial reporting in connection with the its evaluation of our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth the name, age and position of our current directors and executive officers:

Name	Age	Position(s)	Tenure

Teck Fong Kong	38	President Chief Executive Officer Director	12/2009 – Present
Chong Him Lau	45	Chief Financial Officer Secretary Treasurer Director	12/2009 – Present

Teck Fong Kong – President, Chief Executive Officer, Director

Mr. Kong is our President, Chief Executive Officer and one of our Directors.  Prior to joining the Company, Mr. Kong was appointed Executive Director of Kong Foo Leong & Sons Realty Sdn Bhd in May, 2008. He still presently serves in that capacity and is responsible for the overall planning, project management and marketing of a mixed township being developed on 1,000 acres of prime real estate in Malaysia.  From 2002 to 2008, Mr. Kong was the Chief Sales & Marketing Officer of MicroGreen Bio-Industry Berhad. Mr. Kong is experienced in both the construction and marketing stages of major property development projects.  Mr. Kong is 38 years old and holds a Business Administration degree from the Oregon State University.

Chong Him Lau - Chief Financial Officer, Secretary, Treasurer, Director

Mr. Lau is our Chief Financial Officer, Secretary, Treasurer and one of our Directors.  Prior to joining the Company, Mr. Lau was Senior Vice President of MG BioGreen Sdn Bhd from September, 2005.  From 2004 to 2005, Mr. Lau was the Senior Accounting Manager of Hsin Textile (HK) Ltd.  Mr. Lau has over 20 years of experience in corporate finance, accounting and project management practices. He has represented multi-national corporations in the property development and travel services industries. His experiences have led him to gain extensive experience on investment and business practices in China and the regions of South-East Asia. Mr. Lau is 45 years old and holds a Bachelor of Business Accounting and MBA degrees from the University of South Australia.

Information about our Board and its Committees

Audit Committee

We currently do not have an audit committee although we intend to create one as the need arises. Currently, our Board of Directors serves as our audit committee.

Compensation Committee

We currently do not have a compensation committee although we intend to create one as the need arises. Currently, our Board of Directors serves as our Compensation Committee.

Advisory Board

We currently do not have an advisory board although we intend to create one as the need arises.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us for the period ended April 30, 2010, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics. However, we intend to do so.

Item 11.	Executive Compensation.

We do not currently compensate our directors. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors may in the future to receive stock options to purchase common shares as awarded by our board of directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

The following table sets forth the compensation paid to our officers and directors for services rendered, and to be rendered.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to our officers or directors during the fiscal years presented.

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compen- sation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Teck Fong Kong	2010	0	0	0	0	0	0	0	0
President, Chief Executive Officer, and Current Director	2009	0	0	0	0	0	0	0	0

Chong Him Lau	2010	0	0	0	0	0	0	0	0
Chief Financial Officer, Secretary and Director	2009	0	0	0	0	0	0	0	0

Henry Liguori	2009	0	0	0	0	0	0	0	0
Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Employment Agreements

No employment agreements are currently in place. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock option may be granted at the discretion of our board of directors.

Compensation Committee

We have not formed an independent compensation committee. Our board of directors acts as our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the 43,804,791 issued and outstanding shares of our common stock following the acquisition of CNDC as of May 17, 2010, by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Teck Fong Kong(1)	157,500	*
Chong Him Lau(1)	0	*
CNDC Group Ltd(2)	42,000,000	95.88%
All Officers and Directors as Group	157,000	*
Total	42,157,500	96%
*           Less than 1%

(1)           The address is 8/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong
(2)           OMC Chambers, PO Box 3152, Road Town, Tortola, British Virgin Islands

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this registration statement and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this registration statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On March 14, 2010, we entered into a share exchange agreement (the “Exchange Agreement”) with CNDC Group Ltd. (“CNDC Group”), a privately held corporation incorporated under the laws of the British Virgin Islands. The Exchange Agreement provided for the acquisition of CNDC Corporation (“CNDC”), a wholly-owned subsidiary of CNDC Group.

CNDC is a hotel management, development and consulting group. CNDC was incorporated under the laws of the British Virgin Islands on March 26, 2008. CNDC operates through its wholly-owned subsidiaries, CN Dragon Holdings Ltd and Zhengzhou Dragon Business Ltd, which were incorporated in Hong Kong and People’s Republic of China (“PRC”) respectively. From its inception, CNDC has been engaged in providing consulting and management services to hotel investors and owners in the PRC. CNDC’s services have focused on covering major aspects of hotel development from the initial planning stages of a project to enhancing the management of a fully operating hotel asset.

Related Party Disclosure

The parties to the Exchange Agreement are related parties. Mr. Chong Him Lau is one of our directors. Mr. Lau is also the sole director and shareholder of CNDC Group. CNDC Group is director and sole shareholder of CNDC. Accordingly, Mr Lau is a related party in the transaction.

On May 17, 2010 (the Closing Date of the Exchange Agreement), we issued 42,000,000 restricted shares of our common stock to CNDC Group. In exchange, we acquired one (1) issued and fully paid ordinary share of CNDC Corporation (“CNDC”) representing 100% equity interest in CNDC. Accordingly, CNDC became our wholly-owned subsidiary.

Transactions with Promoters

None.

Item 14.	Principal Accounting Fees and Services.

Appointment of Auditors

Effective as of May 20, 2010, our Board of Directors appointed Albert Wong & Co., CPA as our new independent registered public accounting firm for the year ended April 30, 2010.

During the two most recent fiscal years and through the date of our engagement, we did not consult with Albert Wong & Co., CPA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Albert Wong, Albert Wong did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting form from Mendoza to Albert Wong.

Our Board of Directors selected Mendoza Berger & Company, LLP, as our auditors for the year ended April 30, 2009.

Audit Fees

Mendoza Berger & Company, LLP billed us $47,350 in audit fees during the year ended April 30, 2009.

Albert Wong & Co., CPA., billed us $15,000 in audit fees during the year ended April 30, 2010.

Audit-Related Fees

 We did not pay any fees to Mendoza Berger & Company, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending April 30, 2009.

We did not pay any fees to Albert Wong & Co., CPA., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending April 30, 2010.

Tax and All Other Fees

We did not pay any fees to Mendoza Berger & Company, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending April 30, 2009.

We did not pay any fees to Albert Wong & Co., CPA., for tax compliance, tax advice, tax planning or other work during our fiscal year ending April 30, 2010.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Mendoza Berger & Company, LLP, and Albert Wong & Co., CPA., and the estimated fees related to these services.

With respect to the audit of our financial statements as of April 30, 2009, and for the year then ended, none of the hours expended on Mendoza Berger & Company, LLP’s engagement to audit those financial statements were attributed to work by persons other than Mendoza Berger & Company, LLP’s full-time, permanent employees.

With respect to the audit of our financial statements as of April 30, 2010, and for the year then ended, none of the hours expended on Albert Wong & Co., CPA., engagement to audit those financial statements were attributed to work by persons other than Albert Wong & Co., CPA.’s, full-time, permanent employees.

Item 15.                                Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at April 30, 2010 and 2009

Statements of Operations for the years ended April 30, 2010 and 2009

Statement of Changes in Shareholders' Deficit for the years ended April 30, 2010 and 2009

Statements of Cash Flows for the years ended April 30, 2010 and 2009

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5			X

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group, Ltd.	10.1	8-K	5/21/10

Subsidiaries	21.1			X

Consent of Experts	23.1			X

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corporation

Date: August 13, 2010	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

CN DRAGON CORPORATION
(formerly Wavelit, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Stated in US dollars)

CN DRAGON CORPORATION
(formerly Wavelit, Inc.)

                    CONTENTS                                                                                                        PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Wavelit, Inc. (formerly Infotec Business Systems, Inc.) and Subsidiaries (a development stage company) (the Company) as of April 30, 200 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wavelit, Inc. and Subsidiaries as of April 30, 2009, and the results of its operations and cash flows for the years then ended and for the period from inception (December 13, 2002) through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

August 12, 2009
Irvine, California

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086
ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The Board of Directors and Stockholders of
CN Dragon Corporation (formerly Wavelit, Inc.) (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of CN Dragon Corporation (formerly Wavelit, Inc.) as of April 30, 2010 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 8 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           /S/ Albert Wong & Co.
Hong Kong, China                                                                                                 Albert Wong & Co.
August 13, 2010                                                                                                Certified Public Accountants

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2010 AND 2009
(Stated in US Dollars)

		As at April 30,
	Note	2010	2009
ASSETS
Current assets
Cash and cash equivalents	2(l)	$1,000	$-
Trade receivables		-	20,142
Inventory		-	144,007
Deposits and prepaid expense		-	129,271
Other receivables		1	-

Total current assets		1,001	293,420
Property, plant and equipment, net	4	-	218,752
Intangible asset, net		-	7,785
Goodwill		-	417,574

TOTAL ASSETS		$1,001	$937,532

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-	$270,000
Amounts due to the related companies	5	42,016	1,472,427
Bank overdraft		-	344
Loans Payable to Shareholders		-	109,555

Total current liabilities		42,016	1,852,326

Non-current liabilities
Convertible Debentures to Shareholders		-	1,372,734

TOTAL LIABILITIES		$42,016	$3,225,060

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT APRIL 30, 2010 AND 2009
(Stated in US Dollars)

		As at April 30,
	Note	2010	2009

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized; 1,804,791 and
80,469,940 shares issued and outstanding as of
April 30, 2010 and 2009	6	$1,805	$80,470

Additional paid-in capital		5,206,969	4,143,452
Accumulated deficits		(5,244,919)	(6,442,860)
Accumulated other comprehensive loss		(4,870)	(68,591)

		$(41,015)	$(2,287,528)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,001	$937,532

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Stated in US Dollars)

		Years ended April 30,
	Note	2010	2009

Net revenues		$341	$27,752
Cost of net revenues		-	(120,693)

Gross profit/(loss)		341	(92,941)
Operating expenses:
Selling and distribution		-	-
General and administrative		(130,546)	(1,172,697)

Loss before income taxes		(130,205)	(1,265,639)

Income taxes	7	-	-

Net loss		(130,205)	(1,265,639)
Other comprehensive income:
Foreign currency translation adjustment		-	4,222
Debt Forgiveness		-	42,000

Discontinued operations
Loss of disposal, net of tax		(761,818)	-

Comprehensive loss		$(892,023)	$(1,219,417)

Basic and diluted loss per share	6	$(0.4942)	$(0.0197)

Weighted average number of share
outstanding	6	1,804,791	61,803,436

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	share
Balance, May 1, 2008	-	46,319,945	$46,320	$3,386,759	$(5,420,252)	$(27,172)	$(1,841,143)
Issuance of share capital	-	42,650,000	42,650	1,298,985	-	-	1,341,635
Share Cancelation	-	(8,500,000)	(8,500)	(694,635)	-	-	(703,135)
Net loss	-	-	-	-	(1,219,417)	-	(1,219,417)
Foreign currency
translation adjustment	-	-	-	-	-	(41,419)	(41,419)
Comprehensive Gain	-	-	-	-	-	-	175,951

Balance, April 30, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)

Balance, May 1, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)
Issuance of share capital	-	100,000,000	100,000	1,679,708	-	-	1,779,708
Reverse split	-	(178,665,154)	(178,665)	178,665	-	-	-
Discontinued operations?	-	-	-	(642,513)	2,286,773	-	1,644,260
Net income	-	-	-	-	(892,023)	-	(892,023)
Foreign currency
translation adjustment	-	-	-	-	-	63,721	63,721
Comprehensive Loss	-	-	-	-	-	-	(349,153)

Balance, April 30, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Stated in US Dollars)

	For the years ended April 30,
	2010	2009
Cash flows from operating activities
Net loss	$(892,023)	$(1,219,417)
Depreciation	1,000	33,588
Discontinued operations	761,818	-

Adjustments to reconcile net income to net cash provided
by operating activities:
Accounts receivable	-	9,218
Deposits and prepaid expense	-	81,173
Bank overdraft	-	1,238
Amounts due to the related companies	-	976,536
Accounts payable	-	7,505
Compensation payable	-	(6,976)

Net cash used in operating activities	(129,205)	(117,135)

Cash flows from investing activities
Disposal of intangible asset	-	900
Disposal of plant and equipment	-	35,366

Net cash used in investing activities	-	36,266

Cash flows from financing activities
Loans payable to stockholders	-	(475,466)
Proceeds from issuance of common stock	-	592,384

Net cash provided by financing activities	-	116,918

Net cash and cash equivalents sourced	(129,205)	(1,238)

Effect of foreign currency translation on cash and cash
equivalents	130,205	-

Cash and cash equivalents – beginning of year	-	894

Cash and cash equivalents – end of year	$1,000	$-

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

CN Dragon Corporation (formerly Wavelit, Inc.) (“the Company”) was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotec Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2009, we changed our name to CN Dragon Corporation (formerly Wavelit, Inc.) and began new business operations in the PRC.

On May 17, 2010, pursuant to the terms of the Agreement for Share Exchange, the Company acquired CNDC Corporation (“CNDC BVI”), and its wholly-owned subsidiaries, CN Dragon Holdings Limited (“CN Dragon Holdings”) and Zhengzhou Dragon Business Limited (“Zhengzhou Dragon”). This transaction was accounted for as a “reverse merger” with CNDC BVI deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of CNDC BVI, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of both the Company and CNDC BVI, the historical operations of CNDC BVI and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

CNDC BVI was established under the laws of the British Virgin Islands on March 26, 2008. The Company currently operates through itself and two subsidiaries, CN Dragon Holdings Limited and Zhengzhou Dragon Business Limited which were incorporated in Hong Kong and the People’s Republic of China (the PRC) respectively.

The Company and its subsidiaries (hereinafter, collectively referred to as (the “Group”) are engaged and specialized in investment, development and fund management in hospitality properties, as well as advisory and consulting services to the hospitality, tourism and real estate industries in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Group maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(b)	Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through April 30, 2010.  The following table depicts the identity of the subsidiaries:

	Date of			Share capital/
	Disposal (D)/	Place & date of Incorporation	Attributable equity Interest %	registered
Name of subsidiary	Acquisition(A)	incorporation	interest %	capital

Precision Aviation, Inc.	February 29,	USA	Nil	-
	2009 (D)

Galaxy Networks, Inc.	February 18,	USA	100	-
	2009 (D)

Galaxy Networks, Inc.	February 18,	Canada	100	-
	2009 (D)

China Teletech Limited (fka. Stream Horizons Studio, Inc.)	February 18, 2009 (D)	Canada	100	-

CNDC Corporation	May 17, 2010	British Virgin Islands/
	(A)	March 26, 2008	100	US$1

CN Dragon Holdings Limited	May 17, 2010	Hong Kong/Mar 5, 2008	100	HK$1
	(A)

Zhengzhou Dragon Business Limited	May 17, 2010	PRC/Sep 12, 2008	100	HK$3,000,000
	(A)

(c)	Economic and political risks

The Group’s operations are conducted in Hong Kong and the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(e)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for uncollectible accounts is maintained for all customers in considering with a variety of factors, including the length of past due, significant one-time events and the Group’s historical experience. Bad debts are written off as incurred.

(f)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting period, there was no impairment loss.

(g)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Group is the Hong Kong dollars (HKD) and Renminbi (RMB).  The financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Year ended	April 30, 2010	April 30, 2009
RMB : USD exchange rate	6.8358	6.8352
Average period ended
RMB : USD exchange rate	6.8375	6.8666

Year ended	April 30, 2010	April 30, 2009
HKD : USD exchange rate	7.7660	7.7505
Average period ended
HKD : USD exchange rate	7.7555	7.7740

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(h)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC and Hong Kong. The Group does not maintain any bank accounts in the United States of America.

(i)	Revenue recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

(j)	Operating lease rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil included in general and administrative expenses for the years ended April 30, 2010 and 2009.

(k)	Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

     (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at April 30, 2010 amounted to $1,000, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

     (m) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Group’s current component of comprehensive income is net income and foreign currency translation adjustment.

     (n) Recent accounting pronouncements

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

3.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of April 30, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the years ended April 30, 2010 and 2009, all of the Group’s sales were generated from Hong Kong.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As of April 30, 2010 and 2009, no customer accounted for 10% of the Group’s trade receivables.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2010	2009
At cost
Computer equipment and software	$-	$301,419
Demonstration equipment	-	2,635
Studio Equipment	-	71,690
Office equipment	-	5,215

	-	380,959
Less: accumulated depreciation	-	(162,207)

	$-	$218,752

Depreciation expenses are included in the statements of income as follows:

	2010	2009

General and administrative expenses	$1,000	$33,588

5.  AMOUNTS DUE TO THE RELATED COMPANIES

The amounts due to the related companies are unsecured, interest free and repayable on demand.

6.  SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the years ended April 30,
	2010	2009
Earnings:
Earnings for the purpose of basic loss per share	$(892,023)	$(1,219,417)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(892,023)	$(1,219,417)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	1,804,791	61,803,436
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	1,804,791	61,803,436

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated assessable profits for the years ended April 30, 2010 and 2009.

No deferred tax has been provided as there is no material temporary difference arising for the years ended April 30, 2010 and 2009.

8.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from shareholders.

For the year ended April 30, 2010, the Company has generated revenue of $341 and has incurred an accumulated deficit $5,244,919. As of April 30, 2010, its current liabilities exceed its current assets by $41,015, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  SUBSEQUENT EVENT

On May 17, 2010, the Company completed a Share Exchange Agreement with CNDC Group Ltd, wherein the Company acquired 100% of CNDC Corporation (“CNDC”), a hotel management, development and consulting company. In exchange, the Company issued 42,000,000 restricted shares of our common stock to CNDC Group Ltd, placing CNDC Group Ltd as the majority shareholder of the Company. The acquisition was described by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission dated 21 May, 2010. All the operations of CNDC have become the operations of the Company and the Company intends to carry on CNDC’s business as the company’s sole line of business.

The Company has evaluated all other subsequent events through August 13, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.