Form 10-Q
period 2010-06-30
CN Dragon Corp
filed 2010-08-23
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2010 to June 30, 2010

Commission File Number: 000-53771

CN DRAGON CORPORATION
(Exact Name of registrant as specified in its charter)

Nevada		98-0358149
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong (Address of principal executive offices)

(+852) 2772 9900
(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes                      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).
[   ] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes    [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2010, there were 45,158,291 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 AND APRIL 30, 2010
(Stated in US Dollars)

		As at
	Note	June 30, 2010	April 30, 2010
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$4,604	$1,000
Trade receivables		156,066	-
Inventory		-	-
Deposits and prepaid expense		252,405	-
Other receivables		1,428,950	1

Total current assets		1,842,025	1,001
Property, plant and equipment, net	4	39,592	-
Intangible asset, net		-	-
Goodwill		-	-

TOTAL ASSETS		$1,881,617	$1,001

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$1,050	$-
Amount due to the related companies	5	104,124	42,016
Bank overdraft		6,339	-
Loans Payable to Shareholders		1,792,610	-

Total current liabilities		1,904,123	42,016

Non-current liabilities
Convertible Debentures to Shareholders		-	-

TOTAL LIABILITIES		$1,904,123	$42,016

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2010 AND APRIL 30, 2010
(Stated in US Dollars)

		As at
	Note	June 30, 2010	April 30, 2010
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized; 1,804,791 and
80,469,940 shares issued and outstanding as of
June 30, 2010 and 2009	6	$45,159	$1,805

Additional paid-in capital		5,190,686	5,206,969
Accumulated deficits		(5,220,396)	(5,244,919)
Accumulated other comprehensive loss		(37,955)	(4,870)

		$(22,056)	$(41,015)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,881,617	$1,001

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

		Periods ended June 30
	Note	2010	2009
		(Unaudited)	(Proforma)
Net revenues		$363,524	$-
Cost of net revenues		(153,996)	-

Gross profit/(loss)		209,528	-
Operating expenses:
Selling and distribution		(54,596)
General and administrative		(130,409)	(15,480)

Income/(Loss) before income taxes		24,523	(15,480)

Income taxes	7	-

Net income/(Loss)		24,523	(15,480)
Other comprehensive income:
Foreign currency translation adjustment		12,543	-
Debt Forgiveness		-	-

Discontinued operations
Loss of disposal, net of tax		-	-

Comprehensive gain/(loss)		$37,066	$(15,480)

Basic and diluted loss per share	6	$0.00054	$(0.00034)

Weighted average number of share
Outstanding	6	45,158,291	45,158,291

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2010 AND YEAR ENDED APRIL 30, 2010
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share
Balance, May 1, 2008	-	46,319,945	$46,320	$3,386,759	$(5,420,252)	$(27,172)	$(1,841,143)
Issuance of share capital	-	42,650,000	42,650	1,298,985	-	-	1,341,635
Share Cancelation	-	(8,500,000)	(8,500)	(694,635)	-	-	(703,135)
Net loss	-	-	-	-	(1,219,417)	-	(1,219,417)
Foreign currency
translation adjustment	-	-	-	-	-	(41,419)	(41,419)
Comprehensive Gain	-	-	-	-	-	-	175,951

Balance, April 30, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)

Balance, April 1, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)
Issuance of share capital	-	100,000,000	100,000	1,679,708	-	-	1,779,708
Reverse split	-	(178,665,154)	(178,665)	178,665	-	-	-
Discontinued operations?	-	-	-	(642,513)	2,286,773	-	1,644,260
Net income	-	-	-	-	(892,023)	-	(892,023)
Foreign currency
translation adjustment	-	-	-	-	-	63,721	63,721
Comprehensive Loss	-	-	-	-	-	-	(349,153)

Balance, April 301, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)

Balance, May 1, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)
Issuance of share capital		43,353,500	43,354	(16,283)			27,071
Net income	-	-	-	-	24,523	-	24,523
Foreign currency
translation adjustment	-	-	-	-	-	(33,085)	(33,085)
Comprehensive Loss

Balance, June 30, 2010	-	45,158,291	$45,159	$5,190,686	$(5,220,396)	$(37,955)	$(22,506)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	For the periods ended June 30,
	2010	2009
Cash flows from operating activities	(Unaudited)	(Proforma)
Net income (loss)	$30,900	$(15,480)
Depreciation	3,311	-
Discontinued operations	-	-

Adjustments to reconcile net income to net cash provided
by operating activities:
Accounts receivable	(156,066)	-
Deposits and prepaid expense	(252,405)	-
Bank overdraft	6,339	-
Amounts due to the related companies	62,108	15,480
Other receivables	(1,428,949)	-
Accrued liabilities	-	-
Loans from shareholders	1,792,610	-
Other payable	(24,384)	-

Net cash used in operating activities	57,848	0

Cash flows from investing activities
Purchase of plant and equipment	(2,028)	-
Disposal of intangible asset	-	-
Disposal of plant and equipment	-	-

Net cash used in investing activities	(2,028)	0

Cash flows from financing activities
Loans payable to stockholders	-	-
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced	55,820	0

Effect of foreign currency translation on cash and cash		-
equivalents	(52,216)	-

Cash and cash equivalents – beginning of year	1,000	0

Cash and cash equivalents – end of year	$4,604	$0

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
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

The Company and its subsidiaries (hereinafter, collectively referred to as (the “Group”)) are engaged and specialized in investment, development and fund management in hospitality properties, as well as advisory and consulting services to the hospitality, tourism and real estate industries in the PRC.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through June 30, 2010.  The following table depicts the identity of the subsidiaries:

			Share capital/
	Place & date of Incorporation	Attributable equity Interest %	registered
Name of subsidiary	incorporation	interest %	capital

CNDC Corporation	British Virgin Islands/
	March 26, 2008	100	US$1

CN Dragon Holdings Limited	Hong Kong/Mar 5, 2008	100	HK$1

Zhengzhou Dragon Business Limited	PRC/Sep 12, 2008	100	HK$3,000,000

The Company prepared the consolidated financial statements in accordance with ASC 805-40 Reverse Acquisition. The Company changed its accounting year ended from April 30 to March 31 starting from 2011. The prior period is adjusted accordingly to reflect the proforma result of presentation.

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

Year ended	June 30, 2010	June 30, 2009
RMB : USD exchange rate	6.8086	6.8448
Average period ended
RMB : USD exchange rate	6.8335	6.8339

Year ended	June 30, 2010	June 30, 2009
HKD : USD exchange rate	7.7847	7.7504
Average period ended
HKD : USD exchange rate	7.7794	7.7513

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil included in general and administrative expenses for the years ended June 30, 2010 and 2009.

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

     (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash at June 30, 2010 amounted to $4,604 and Bank OD $6,339, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

3.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the years ended June 30, 2010 and 2009, all of the Group’s sales were generated from Hong Kong.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As of June 30, 2010 and 2009, no customer accounted for 10% of the Group’s trade receivables.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2010	2009
At cost
Computer equipment and software	$-	$301,419
Demonstration equipment	-	2,635
Studio Equipment	-	71,690
Office equipment Motor Vehicle	11,974.13 36,353.36	5,215

	48,327.49	380,959
Less: accumulated depreciation	(8,735.55)	(162,207)

	$39,591.94	$218,752

Depreciation expenses are included in the statements of income as follows:

	2010	2009

General and administrative expenses	$3,311.29	$33,588

5.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
 (Stated in US Dollars)

6.  SHARE CAPITAL

The Company was incorporated in Nevada on August 30, 2001. The Company performed a reverse merger on May 17, 2010. After the reverse merger, the Company has a total common stock of 45,158,291 shares at 0.001 par value. The Company has an authorized share capital of $250,000 divided into 250,000,000 shares of $0.001 each. CNDC Group Ltd (formerly known as CN Dragon Holdings Ltd) has 100% equity ownership of its subsidiaries.

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended June 30,
	2010	2009
Earnings:
Earnings for the purpose of basic earnings (loss) per share	$24,523	$(15,480)
Effect of dilutive potential share capital

Earnings for the purpose of diluted earnings (loss) per
share	$24,323	$(15,480)

Number of shares:
Weighted average number of share capital for the purpose	45,158,291	45,158,291
of basic earnings (loss) per share
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	45,158,291	45,158,291

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the years ended June 30, 2010 and 2009.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the years ended June 30, 2010 and 2009.

Zhengzhou Dragon Business Limited, being registered in the PRC, is subject to PRC’s Corporate Income Tax (“CIT”) at a rate of 25%.   No taxable income was derived from the subsidiary for the years ended June 30, 2010 and 2009.

No deferred tax has been provided as there is no material temporary difference arising for the years ended June 30, 2010 and 2009.

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

For the period ended June 30, 2010, the Company has generated revenue of $363,524 and has incurred an accumulated deficit $5,220,396. As of June 30, 2010, its current liabilities exceed its current assets by $22,506, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 23, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE COMPANY

Cautionary Statement Concerning Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements.” The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Business

Corporate History Overview

CN Dragon Corporation was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotec Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2009, we changed our name to CN Dragon Corporation and began new business operations in the PRC. On May 17, 2010, we acquired CNDC Corporation (“CNDC”), as our wholly-owned subsidiary. All operations of CNDC have become the operations of CN Dragon Corporation. The following business discussion relates to the current operations of CNDC.

Business of CNDC

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

Results of Operations

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through June 30, 2010.  The following table depicts the identity of the subsidiaries:

Name of Entities	Date of Incorporation	Place of Incorporation	Attributable Equity Interest	Registered Capital
CNDC Corporation	Mar 26, 2008	BVI	100%	US$ 1
CN Dragon Holdings Ltd	Mar 5, 2008	Hong Kong	100%	HK$ 1
Zhengzhou Dragon Business Ltd	Sep 12, 2008	PRC	100%	HK$ 3,000,000

The Company prepared the consolidated financial statements in accordance with ASC 805-40 Reverse Acquisition. The Company changed its accounting year ended from April 30 to March 31 starting from 2011. The prior period is adjusted accordingly to reflect the proforma result of presentation.

Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Office equipment:	5 years
Motor vehicles:	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for uncollectible accounts is maintained for all customers in considering with a variety of factors, including the length of past due, significant one-time events and the Company’s historical experience. Bad debts are written off as incurred.

Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in FSAB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

Income taxes

The Company accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company is operating through its subsidiaries in Hong Kong and PRC, and in accordance with the relevant tax laws and regulations, the enterprises income tax rate are 16.5% for Hong Kong and 25% for PRC respectively.

Comparison of the periods ended June 30, 2010 and 2009

The following table sets forth key components of our results of operations for CN Dragon Corporation and subsidiaries, for the periods indicated (Stated in US Dollars).

	Period ended June 30, 2010 US$	Period ended June 30, 2009 US$
Net Revenues	363,542	-
Cost of Net Revenue	(153,996)	-
Gross Profit	209,528	-
Operating Expenses: Selling and Distribution General and administrative	(54,596) (130,409)	(15,480)
Income (Loss) Before Income Taxes	24,523	(15,480)
Income Taxes	-
Net Profit (Loss)	24,523	(15,480)

Net Revenues

Our revenue is mainly generated from providing consulting and advisory services to our clients in regards to their hotel assets. Our net revenue was $353,542. This increase in our net revenue during the period ended June 30, 2010, was mainly due to an increase in the number of hotel development projects we consulted on.

Cost of Net Revenue

Our cost of revenue includes engaging third party professionals to augment our consultation services by providing expertise in areas such as interior design, architecture and market research. Our cost of net revenue was $153,996. The increases were primarily due to the costs associated with the overall increase in the number of the projects we were consulting on, as more third party professionals were engaged and for longer periods.

Gross Profit

Our gross profit is equal to the difference between our revenue and our cost of revenue. Our gross profit was $209,528. The increase was primarily a result of improvement in economy of scale in our growing business volume, as well as the additional efficiency the company gained from enhanced hotel consultancy experience.

Selling and Distribution Expenses

Our selling and distribution expenses consist primarily of compensation and benefits to marketing staff, cost of advertising, promotion, business travel and other sales related costs. Our selling and distribution expenses was $54,596. This was primarily attributable to the cost control on business travel and other sales related costs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, and other expenses incurred in connection with general operations. Our general and administrative expenses rose to $130,409. This increase was primarily attributable to increases in accounting and legal fees incurred for regulatory filings, due to the acquisition of our wholly-owned subsidiary, CNDC Corporation.

Net Profit (Loss)

We generated a net income of $24,523. This increase was primarily attributable to the business stemming from our consultancy services.

Liquidity and Capital Resources

Comparison of the periods ended June 30, 2010 and 2009

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table sets forth a summary of our cash flows for the periods indicated (stated in U.S. dollars):

	Period ended June 30, 2010	Period ended June 30, 2009
	US$	US$
Net cash (used in)/provided by operating activities	(57,848)	0
Net cash provided by/ (used in) investing activities	(2,028)	0
Net cash provided by financing activities	-	-
Net cash and cash equivalents sourced	55,820	0
Effect of foreign currency translation on cash and cash equivalents	(52,216)	-
Cash and cash equivalents – beginning of year	1,000	0
Cash and cash equivalents – end of year	4,604	0

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to establish our hotels & resorts business, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Off-balance Sheet Arrangements

We maintain no significant off-balance sheet arrangements.

Foreign Currency Transactions

The accompanying financial statements are presented in United States dollars. The functional currency of the Company and its subsidiaries is the Hong Kong dollar (HKD) and Renminbi (RMB). The financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

Exchange Rates	Period ended June 30, 2010	Period ended June 30, 2009
Year-end RMB: USD exchange rate	6.8086	6.8448
Average yearly RMB: US$ exchange rate	6.8335	6.8339
Year end HKD: USD exchange rate	7.7847	7.7504
Average yearly HKD: USD exchange rate	7.7794	7.7513

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We currently do not utilize sensitive instruments subject market risk in our operations.  In the event that we borrow money for our operations, our principal exposure to financial market risks is the impact that interest rate changes could have on our loans.

Item 4.                      Controls and Procedures.

Disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as of the end of the period covered by this Transition Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

Item 4T.Controls and Procedures.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2010, the Company's internal control over financial reporting was effective.

This Transition Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

We are not a party to any pending or ongoing legal proceedings responsive to this item number.

Item 1.A Risk Factors.

Not applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Share issuance for acquisition

On March 14, 2010, we entered into a share exchange agreement (the “Exchange Agreement”) with CNDC Group Ltd (“CNDC Group”), a privately held corporation incorporated under the laws of the British Virgin Islands. The Exchange Agreement provided for our acquisition of CNDC Corporation (“CNDC”), a wholly-owned subsidiary of CNDC Group.

On May 17, 2010 (the Closing Date of the Exchange Agreement), we issued 42,000,000 restricted shares of our common stock [par value $0.001] to CNDC Group. In exchange, we acquired one (1) issued and fully paid ordinary share representing 100% equity interest in CNDC. Accordingly, CNDC became our wholly-owned subsidiary.

There were no underwritten offerings employed in connection with the transaction between CN Dragon Corporation and CNDC Group.

The issuance of 42,000,000 shares of our common stock to CNDC Group was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering. CNDC Group represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in the transaction. The sales of these securities were made without general solicitation or advertising.

Share issuance for consultant engagement

On June 1, 2010, we entered into a consulting agreement (the “Consultant Agreement”) with Investgold Ltd (“Investgold”), a privately held corporation incorporated under the laws of the British Virgin Islands. The Consultant Agreement provides for the provision of consultancy services by Investgold to the Company, specifically in relation to advising management on strategic planning, capital structure and financing strategies.

On June 16, 2010, we issued 1,353,500 restricted shares of our common stock [par value $0.001] to Investgold for compensation for the provision of one (1) year consulting services provided by Investgold, beginning June 1, 2010.

There were no underwritten offerings employed in connection with the transaction between CN Dragon Corporation and CNDC Group.

The issuance of 1,353,500 shares of our common stock to Investgold was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering. Investgold represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in the transaction. The sales of these securities were made without general solicitation or advertising.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      (Removed and Reserved).

Item 5.                      Other information.

None.

Item 6.                      Exhibits.

Statements

Balance Sheets at June 30, 2010 and 2009

Statements of Operations for the periods ended June 30, 2010 and 2009

Statement of Changes in Shareholders' Deficit for the periods ended June 30, 2010 and 2009

Statements of Cash Flows for the periods ended June 30, 2010 and 2009

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K	8/12/2010

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group Ltd	10.1	8-K	5/21/10

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN DRAGON CORPORATION

Date: August 23, 2010	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

Exhibit 31.1
Certification of Chief Executive Officer

I, Teck Fong Kong, certify that:

1. I have reviewed this Transition Report on Form 10-Q of CN Dragon Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signatures	Title	Date

/s/ Teck Fong Kong Teck Fong Kong	Chief Executive Officer Director	August 23, 2010

Exhibit 31.2

Certification of Chief Financial Officer

I, Chong Him Lau, certify that:

1.           I have reviewed this Transition Report on Form 10-Q of CN Dragon Corporation;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.           The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Director	August 23, 2010

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Transition Report of CN Dragon Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signatures	Title	Date

/s/ Teck Fong Kong Teck Fong Kong	Chief Executive Officer Director	August 23, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Transition Report of CN Dragon Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Director	August 23, 2010