Form 10-Q
period 2010-09-30
CN Dragon Corp
filed 2010-11-22
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2010, there were 45,158,291 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND APRIL 30, 2010
(Stated in US Dollars)

		As at
	Note	September 30, 2010	April 30, 2010
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$6,548	$1,000
Trade receivables		-	-
Inventory		-	-
Deposits and prepaid expense		145,876	-
Other receivables		1,355,095	1

Total current assets		1,507,519	1,001
Property, plant and equipment, net	4	42,209	-
Goodwill		63,967	-

TOTAL ASSETS		$1,613,695	$1,001

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$52,872	$-
Amount due to the related companies	5	42,016	42,016

Accrued liabilities		7,825	-

Loans Payable to Shareholders		14,749	-

TOTAL LIABILITIES		$117,462	$42,016

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2010 AND APRIL 30, 2010
(Stated in US Dollars)

		As at
	Note	September 30, 2010	April 30, 2010
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$--	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 and 1,804,791 shares

issued and outstanding as of

September 30, 2010 and April 30, 2009	6	$81,011	$1,805
Additional paid-in capital		7,029,442	5,206,969
Accumulated deficits		(5,578,270)	(5,244,919)
Accumulated other comprehensive loss		(35,950)	(4,870)

		$1,496,233	$(41,015)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,613,695	$1,001

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

		Six Months ended September 30
	Note	2010	2009
		(Unaudited)	(Proforma)
Net revenues		$363,704	$789,332
Cost of net revenues		(154,073)	(441,102)

Gross profit/(loss)		209,631	348,230
Operating expenses:
Selling and distribution		(54,623)	(5,319)
General and administrative		(476,012)	(119,534)

Income/(Loss) before income taxes		(321,004)	223,377

Income taxes	7	-	-

Net income/(Loss)		(321,004)	223,377
Other comprehensive income:
Foreign currency translation adjustment		(32,275)	61

Comprehensive gain/(loss)		$(353,279)	$223,438

Basic and diluted loss per share	6	$(0.007)	$0.0062

Weighted average number of share
Outstanding	6	52,052,945	35,852,200

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

		Three Months ended September 30
	Note	2010	2009
		(Unaudited)	(Proforma)
Net revenues		$-	$406,656
Cost of net revenues		-	(205,258)

Gross profit/(loss)		-	201,398
Operating expenses:
Selling and distribution		-	(4,428)
General and administrative		(335,524)	(75,279)

Income/(Loss) before income taxes		(335,524)	121,691

Income taxes	7	-	-

Net income/(Loss)		(335,524)	121,691
Other comprehensive income:
Foreign currency translation adjustment		2,005	6

Comprehensive gain/(loss)		$(333,519)	$121,697

Basic and diluted loss per share	6	$(0.006)	$0.0029

Weighted average number of share
outstanding	6	58,947,599	35,852,200

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND YEAR ENDED APRIL 30, 2010
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share
Balance, May 1, 2008	-	46,319,945	$46,320	$3,386,759	$(5,420,252)	$(27,172)	$(1,841,143)
Issuance of share capital	-	42,650,000	42,650	1,298,985	-	-	1,341,635
Share Cancelation	-	(8,500,000)	(8,500)	(694,635)	-	-	(703,135)
Net loss	-	-	-	-	(1,219,417)	-	(1,219,417)
Foreign currency
translation adjustment	-	-	-	-	-	(41,419)	(41,419)
Comprehensive Gain	-	-	-	-	-	-	175,951

Balance, April 30, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)

Balance, April 1, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)
Issuance of share capital	-	100,000,000	100,000	1,679,708	-	-	1,779,708
Reverse split	-	(178,665,154)	(178,665)	178,665	-	-	-
Discontinued operations?	-	-	-	(642,513)	2,286,773	-	1,644,260
Net income	-	-	-	-	(892,023)	-	(892,023)
Foreign currency
translation adjustment	-	-	-	-	-	63,721	63,721
Comprehensive Loss	-	-	-	-	-	-	(349,153)

Balance, April 30, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)

Balance, May 1, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)
Issuance of share capital		43,353,500	43,354	(16,283)			27,071

Reverse acquisition	-	35,852,200	35,852	1,838,756	-	-	1,874,608
Net loss	-	-	-	-	(333,351)	-	(333,351)
Foreign currency
translation adjustment	-	-	-	-	-	(31,080)	(31,080)
Comprehensive Loss

Balance, September 30, 2010	-	81,010,491	$81,011	$7,029,442	$(5,578,270)	$(35,950)	$1,496,233

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

	For the periods ended September 30,
	2010	2009
Cash flows from operating activities	(Unaudited)	(Proforma)
Net income (loss)	$(321,004)	$223,377
Depreciation	6,821

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	626,847	-
Amounts due to the related companies	(1,417,284)	(223,377)
Accrued liabilities	2,171	-
Loans from shareholders	414,575	-
Other payable	(24,384)	-

Net cash used in operating activities	(685,374)	-

Cash flows from investing activities
Invest in restricted cash	(1,000)	-

Disposal of plant and equipment	(47,740)	-

Net cash used in investing activities	(48,740)	-

Cash flows from financing activities
Loans payable to stockholders	127,934	-

Net cash provided by financing activities	127,934	-

Net cash and cash equivalents sourced (used)	(606,180)	-

Effect of foreign currency translation on cash and cash
equivalents	405,080	-

Cash and cash equivalents – beginning of period	207,648	5,343

Cash and cash equivalents – end of period	$6,548	$5,343

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

CN DRAGON CORPORATION (formerly Wavelit, Inc.) (“the Company”) was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotec Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2009, we changed our name to CN DRAGON CORPORATION from Wavelit, Inc. and began new business operations in the PRC. On May 17, 2010, pursuant to the terms of the Agreement for Share Exchange, the Company acquired CNDC Corporation (“CNDC BVI”), and its wholly-owned subsidiaries, CN Dragon Holdings Limited (“CN Dragon Holdings”) and Zhengzhou Dragon Business Limited (“Zhengzhou Dragon”). This transaction was accounted for as a “reverse merger” with CNDC BVI deemed to be the legal acquire and accounting acquirer and the Company as the legal acquirer and accounting acquiree.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of CNDC BVI, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of both the Company and CNDC BVI, the historical operations of CNDC BVI and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through September 30, 2010.  The following table depicts the identity of the subsidiaries:

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

Period ended	September 30, 2010	September 30, 2009
RMB : USD exchange rate	6.6981	6.8376
Average period ended
RMB : USD exchange rate	6.80675	6.84051

Period ended	September 30, 2010	September 30, 2009
HKD : USD exchange rate	7.7582	7.7504
Average period ended
HKD : USD exchange rate	7.77556	7.75117

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil included in general and administrative expenses for the periods ended September 30, 2010 and 2009.

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

               (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash at September 30, 2010 amounted to $4,604 and Bank OD $6,339, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. The Company does not expect the adoption of ASC 810-10-30 & 10-65 to have a material impact on its financial position or results of operations.

ASC 860-10-65 codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. The Company does not expect the adoption of ASC 860-10-65 will have a material impact on its financial position or results of operations.

3.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the years ended September 30, 2010 and 2009, all of the Group’s sales were generated from Hong Kong.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As of September 30, 2010 and 2009, no customer accounted for 10% of the Group’s trade receivables.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2010	2009
At cost
Computer equipment and software	$-	$301,419
Demonstration equipment	-	2,635
Studio Equipment	-	71,690

Office equipment Motor Vehicle	15,665 36,478	5,215 -

	52,143	380,959
Less: accumulated depreciation	(9,934)	(162,207)

	$42,209	$218,752

Depreciation expenses are included in the statements of income as follows:

	2010	2009

General and administrative expenses	$6,821	$33,588

5.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
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

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended September 30,
	2010	2009
Earnings:
Earnings for the purpose of basic earnings (loss) per share	$(321,004)	$223,377
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(321,004)	$223,377

Number of shares:
Weighted average number of share capital for the purpose	52,052,945	45,158,291
of basic earnings (loss) per share
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	52,052,945	45,158,291

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended September 30, 2010 and 2009.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the periods ended September 30, 2010 and 2009.

Zhengzhou Dragon Business Limited, being registered in the PRC, is subject to PRC’s Corporate Income Tax (“CIT”) at a rate of 25%.   No taxable income was derived from the subsidiary for the periods ended September 30, 2010 and 2009.

No deferred tax has been provided as there is no material temporary difference arising for the periods ended September 30, 2010 and 2009.

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

For the period ended September 30, 2010, the Company has generated revenue of $363,704 and has incurred an accumulated deficit $5,578,270. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through November 19, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through September 30, 2010.  The following table depicts the identity of the subsidiaries:

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

Comparison of the periods ended September 30, 2010 and 2009

The following table sets forth key components of our results of operations for CN Dragon Corporation and subsidiaries, for the periods indicated (Stated in US Dollars).

	Period ended September 30, 2010 US$	Period ended September 30, 2009 US$
Net Revenues	363,704	789,332
Cost of Net Revenue	(154,073)	(441,102)
Gross Profit	209,631	348,230
Operating Expenses: Selling and Distribution General and administrative	(54,623) (476,012)	(5,319) (119,534)
Income (Loss) Before Income Taxes	(321,004)	223,377
Income Taxes	-	-
Net Profit (Loss)	(321,004)	223,377

Net Revenues

Our revenue is mainly generated from providing consulting and advisory services to our clients in regards to their hotel assets. Our net revenue was $363,704. This increase in our net revenue during the period ended September 30, 2010, was mainly due to an increase in the number of hotel development projects we consulted on.

Cost of Net Revenue

Our cost of revenue includes engaging third party professionals to augment our consultation services by providing expertise in areas such as interior design, architecture and market research. Our cost of net revenue was $154,073. The increases were primarily due to the costs associated with the overall increase in the number of the projects we were consulting on, as more third party professionals were engaged and for longer periods.

Gross Profit

Our gross profit is equal to the difference between our revenue and our cost of revenue. Our gross profit was $209,631. The increase was primarily a result of improvement in economy of scale in our growing business volume, as well as the additional efficiency the company gained from enhanced hotel consultancy experience.

Selling and Distribution Expenses

Our selling and distribution expenses consist primarily of compensation and benefits to marketing staff, cost of advertising, promotion, business travel and other sales related costs. Our selling and distribution expenses were $54,623. This was primarily attributable to the cost control on business travel and other sales related costs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, and other expenses incurred in connection with general operations. Our general and administrative expenses rose to $476,012. This increase was primarily attributable to increases in accounting and legal fees incurred for regulatory filings, due to the acquisition of our wholly-owned subsidiary, CNDC Corporation.

Net Profit (Loss)

We generated a net loss of $321,004. This increase was primarily attributable to the business stemming from our consultancy services.

Liquidity and Capital Resources

Comparison of the periods ended September 30, 2010 and 2009

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table sets forth a summary of our cash flows for the periods indicated (stated in U.S. dollars):

	Period ended September 30, 2010	Period ended September 30, 2009
	US$	US$
Net cash (used in)/provided by operating activities	(685,374)	-
Net cash provided by/ (used in) investing activities	(48,740)	-
Net cash provided by financing activities	127,934	-
Net cash and cash equivalents sourced (used)	(606,180)	-
Effect of foreign currency translation on cash and cash equivalents	405,080	-
Cash and cash equivalents – beginning of period	207,648	5,343
Cash and cash equivalents – end of period	6,548	5,343

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

Exchange Rates	Period ended September 30, 2010	Period ended September, 2009
Year-end RMB: USD exchange rate	6.8086	6.8448
Average yearly RMB: US$ exchange rate	6.8335	6.8339
Year end HKD: USD exchange rate	7.7847	7.7504
Average yearly HKD: USD exchange rate	7.7794	7.7513

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

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. The Company does not expect the adoption of ASC 860-10-65 to have a material impact on its financial position or results of operations.

ASC 860-10-65 codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. The Company does not expect the adoption of  ASC 860-10-65 will have a material impact on its financial position or results of operations.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2010, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not a party to any pending or ongoing legal proceedings responsive to this item number.

Item 1.A.  Risk Factors.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other information.

None.

Item 6.  Exhibits.

Statements

Balance Sheets at September 30, 2010 and 2009

Statements of Operations for the periods ended September 30, 2010 and 2009

Statement of Changes in Shareholders' Deficit for the periods ended September 30, 2010 and 2009

Statements of Cash Flows for the periods ended September 30, 2010 and 2009

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

CN DRAGON CORPORATION

Date: November 19, 2010	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)