Form 10-Q/A
period 2010-09-30
CN Dragon Corp
filed 2010-11-30
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q A/1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2010, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

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

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business of CNDC

CNDC is a hotel management, development and consulting group. CNDC was incorporated under the laws of the British Virgin Islands on March 26, 2008. CNDC operates through its wholly-owned subsidiaries, CN Dragon Holdings Ltd and Zhengzhou Dragon Business Ltd, which were incorporated in Hong Kong and the PRC respectively. From our inception, we have been engaged in providing consulting and management services to hotel investors and owners in the PRC. Our services have focused on covering major aspects of hotel development from the initial planning stages of a project to enhancing the management of a fully operating hotel asset. Specifically, we offer hospitality development, operations management and financial advisory services to clients. Over the years, we have specialized in assisting a number of clients in redeveloping unused idle buildings into fully operating hotel assets.

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

Share issuance for debt conversion

On August 26, 2010, we issued of 35,852,200 restricted shares of  our common stock to CNDC Group, Ltd., upon conversion of a $1,792,610 convertible promissory note held by CNDC Group, Ltd.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D as transactions by an issuer not involving any public offering.  The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

There were no proceeds from the issuance.

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

CN DRAGON CORPORATION

Date: November 29, 2010	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)