Form 10-Q
period 2010-12-31
CN Dragon Corp
filed 2011-04-25
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X ] Yes                      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  [   ] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes    [ X ] No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2010, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND APRIL 30, 2010
(Stated in US Dollars)

		As at
	Note	December 31, 2010	April 30, 2010
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$1,791	$1,000
Deposits and prepaid expense		238,260	-
Other receivables		1,394,566	1

Total current assets		1,634,617	1,001
Property, plant and equipment, net	4	36,242	-
Goodwill		63,967	-

TOTAL ASSETS		$1,734,826	$1,001

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$61,632	$-
Amount due to the related companies	5	-	42,016
Accrued liabilities		179,588	-
Other payable		18,259	-
Loans Payable to Shareholders		14,583	-

TOTAL LIABILITIES		$274,062	$42,016

		As at
	Note	December 31, 2010	April 30, 2010
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 and 1,804,791 shares
issued and outstanding as of
December 31, 2010 and April 30, 2009	6	$81,011	$1,805
Additional paid-in capital		7,029,442	5,206,969
Accumulated deficits		(5,678,556)	(5,244,919)
Accumulated other comprehensive loss		28,867	(4,870)

		$1,460,764	$(41,015)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,734,826	$1,001

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		Nine Months ended December 31
	Note	2010	2009
		(Unaudited)	(Proforma)
Net revenues		$444,193	$1,086,708
Cost of net revenues		(391,564)	(641,578)

Gross profit		52,629	445,130
Operating expenses:
Selling and distribution		-	-
General and administrative		(486,266)	(602,623)

Loss before income taxes		(433,637)	(157,493)

Income taxes	7	-	-

Net loss		(433,637)	(157,493)
Other comprehensive income:
Foreign currency translation adjustment		33,737	-

Comprehensive loss		$(399,900)	$(157,493)

Basic and diluted loss per share	6	$(0.008)	$(0.004)

Weighted average number of share
Outstanding	6	52,052,945	35,852,200

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		Three Months ended December 31
	Note	2010	2009
		(Unaudited)	(Proforma)
Net revenues		$80,381	$297,135
Cost of net revenues		(54,102)	(200,473)

Gross profit/(loss)		26,279	96,663
Operating expenses:
Selling and distribution		-	-
General and administrative		(136,665)	(192,346)

Loss before income taxes		(110,386)	(95,683)

Income taxes	7	-	-

Net loss		(110386)	(95,683)
Other comprehensive income:
Foreign currency translation adjustment		33,737	-

Comprehensive loss		$(76,649)	$(95,683)

Basic and diluted loss per share	6	$(0.002)	$(0.003)

Weighted average number of share
outstanding	6	52,052,945	35,852,200

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND YEAR ENDED APRIL 30, 2010
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share
Balance, May 1, 2008	-	46,319,945	$46,320	$3,386,759	$(5,420,252)	$(27,172)	$(1,841,143)
Issuance of share capital	-	42,650,000	42,650	1,298,985	-	-	1,341,635
Share Cancelation	-	(8,500,000)	(8,500)	(694,635)	-	-	(703,135)
Net loss	-	-	-	-	(1,219,417)	-	(1,219,417)
Foreign currency
translation adjustment	-	-	-	-	-	(41,419)	(41,419)
Comprehensive Gain	-	-	-	-	-	-	175,951

Balance, April 30, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)

Balance, April 1, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)
Issuance of share capital	-	100,000,000	100,000	1,679,708	-	-	1,779,708
Reverse split	-	(178,665,154)	(178,665)	178,665	-	-	-
Discontinued operations?	-	-	-	(642,513)	2,286,773	-	1,644,260
Net income	-	-	-	-	(892,023)	-	(892,023)
Foreign currency
translation adjustment	-	-	-	-	-	63,721	63,721
Comprehensive Loss	-	-	-	-	-	-	(349,153)

Balance, April 30, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)

Balance, May 1, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)
Issuance of share capital		43,353,500	43,354	(16,283)			27,071

Reverse acquisition	-	35,852,200	35,852	1,838,756	-	-	1,874,608
Net loss	-	-	-	-	(433,637)	-	(433,637)
Foreign currency
translation adjustment	-	-	-	-	-	33,737	33,737

Balance, December 31, 2010	-	81,010,491	$81,011	$7,029,442	$(5,678,556)	$28,867	$1,460,764

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	For the periods ended December 31,
	2010	2009
Cash flows from operating activities	(Unaudited)	(Proforma)
Net loss	$(433,637)	$(157,493)
Depreciation	10,323	-

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(238,260)	-
Other receivables	(1,394,564)	-
Account payables	61,632	-
Amounts due to the related companies	(42,017)	157,493
Accrued liabilities	179,588	-
Other payable	18,259	-

Net cash used in operating activities	$(1,838,676)	$-

Cash flows from investing activities
Purchase of plant and equipment	(3,643)	-

Net cash used in investing activities	(3,643)	-

Cash flows from financing activities

Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced (used)	(1,842,319)	-

Effect of foreign currency translation on cash and cash	1,636,462
equivalents		-

Cash and cash equivalents – beginning of period	207,648	5,343

Cash and cash equivalents – end of period	$1,791	$5,343

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through December 31, 2010.  The following table depicts the identity of the subsidiaries:

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

Period ended	December 31, 2010	December 31, 2009
RMB : USD exchange rate	6.6118	6.8372
Average period ended
RMB : USD exchange rate	6.7600	6.8390

Period ended	December 31, 2010	December 31, 2009
HKD : USD exchange rate	7.7832	7.7551
Average period ended
HKD : USD exchange rate	7.7714	7.7513

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil included in general and administrative expenses for the periods ended December 31, 2010 and 2009.

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

                    (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash at December 31, 2010 amounted to $1,791, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

                   (n) Recent accounting pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•That has all the attributes of an investment company; or

•For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the years ended December 31, 2010 and 2009, all of the Group’s sales were generated from Hong Kong.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As of December 31, 2010 and 2009, no customer accounted for 10% of the Group’s trade receivables.

4.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2010	2009
At cost
Computer equipment and software	$-	$301,419
Demonstration equipment	-	2,635
Studio Equipment	-	71,690

Office equipment Motor Vehicle	15,665 36,478	5,215 -

	52,143	380,959
Less: accumulated depreciation	(15,901)	(162,207)

	$36,242	$218,752

Depreciation expenses are included in the statements of income as follows:

	2010	2009

General and administrative expenses	$10,323	$33,588

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

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended December 31,
	2010	2009
Earnings:
Earnings for the purpose of basic earnings (loss) per share	$(433,637)	$(157,493)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(433,637)	$(157,493)

Number of shares:
Weighted average number of share capital for the purpose	52,052,945	45,158,291
of basic earnings (loss) per share
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	52,052,945	45,158,291

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended December 31, 2010 and 2009.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the periods ended December 31, 2010 and 2009.

Zhengzhou Dragon Business Limited, being registered in the PRC, is subject to PRC’s Corporate Income Tax (“CIT”) at a rate of 25%.   No taxable income was derived from the subsidiary for the periods ended December 31, 2010 and 2009.

No deferred tax has been provided as there is no material temporary difference arising for the periods ended December 31, 2010 and 2009.

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

For the period ended December 31, 2010, the Company has generated revenue of $ 444,193 and has incurred an accumulated deficit $5,678,556. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through April 21, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

In 2008, the PRC was the world’s second largest economy with its GDP registering US$ 7.9 trillion (IMF). According to the  IMF , this figure will be eclipsed in 2009 with the PRC’s GDP already registering US$ 8.7 trillion in Oct 2009. In comparison with the US (1.1%) and Europe (0.80%), the PRC was the fastest growing economy last year with a GDP real growth rate of 9%. CNDC believes that the PRCs’ emerging second-tier cities have prospered along with that growth, attracting major investment and developments; with such markets evidencing a strong demand for modernization and presenting investors with comfortable room for growth.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through December 31, 2010.  The following table depicts the identity of the subsidiaries:

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

Comparison of the periods ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for CN Dragon Corporation and subsidiaries, for the periods indicated (Stated in US Dollars).

	Period ended December 31, 2010 US$	Period ended December 31, 2009 US$
Net Revenues	363,704	789,332
Cost of Net Revenue	(154,073)	(441,102)
Gross Profit	209,631	348,230
Operating Expenses: Selling and Distribution General and administrative	(54,623) (490,012)	(5,319) (119,534)
Income (Loss) Before Income Taxes	(335,004)	223,377
Income Taxes	-	-
Net Profit (Loss)	(335,004)	223,377

Net Revenues

Our revenue is mainly generated from providing consulting and advisory services to our clients in regards to their hotel assets. Our net revenue was $363,704. This increase in our net revenue during the period ended December 31, 2010, was mainly due to an increase in the number of hotel development projects we consulted on.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, and other expenses incurred in connection with general operations. Our general and administrative expenses rose to $490,012. This increase was primarily attributable to increases in accounting and legal fees incurred for regulatory filings, due to the acquisition of our wholly-owned subsidiary, CNDC Corporation.

Net Profit (Loss)

We generated a net loss of $335,004. This increase was primarily attributable to the business stemming from our consultancy services.

Liquidity and Capital Resources

Comparison of the periods ended December 31, 2010 and 2009

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table sets forth a summary of our cash flows for the periods indicated (stated in U.S. dollars):

	Period ended December 31, 2010	Period ended December 31, 2009
	US$	US$
Net cash (used in)/provided by operating activities	(685,374)	-
Net cash provided by/ (used in) investing activities	(48,740)	-
Net cash provided by financing activities	127,934	-
Net cash and cash equivalents sourced (used)	(606,180)	-
Effect of foreign currency translation on cash and cash equivalents	405,080	-
Cash and cash equivalents – beginning of period	207,648	5,343
Cash and cash equivalents – end of period	6,548	5,343

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

Exchange Rates	Period ended December 31, 2010	Period ended September, 2009
Year-end RMB: USD exchange rate	6.8086	6.8448
Average yearly RMB: US$ exchange rate	6.8335	6.8339
Year end HKD: USD exchange rate	7.7847	7.7504
Average yearly HKD: USD exchange rate	7.7794	7.7513

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2010, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

Item 5.   Other information.

None.

Item 6.  Exhibits.

Statements

Balance Sheets at December 31, 2010 and 2009

Statements of Operations for the periods ended December 31, 2010 and 2009

Statement of Changes in Shareholders' Deficit for the periods ended December 31, 2010 and 2009

Statements of Cash Flows for the periods ended December 31, 2010 and 2009

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

CN DRAGON CORPORATION

Date: April 25, 2011	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

Exhibit 31.1

The undersigned certify the following:

1. I have reviewed this Report on Form 10-Q of CN Dragon Corporation;

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

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Secretary Director	April 25, 2011

Exhibit 31.2

The undersigned certify the following:

1. I have reviewed this Report on Form 10-Q of CN Dragon Corporation;

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

Signatures	Title	Date

/s/ Tech Fong Kong Tech Fong Kong	President Chief Executive Officer Director	April 25, 2011

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CN Dragon Corporation (the “Company”) on Form 10-Q for the Quarter ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Secretary Director	April 25, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CN Dragon Corporation (the “Company”) on Form 10-Q for the Quarter ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signatures	Title	Date

/s/ Teck Fong Kong Teck Fong Kong	President Chief Executive Officer Director	April 25, 2011

_____________________________________