Form 10-Q/A
period 2010-12-31
CN Dragon Corp
filed 2011-05-27
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q A/1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2010, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

EXPLANATORY NOTES

The Amendment No. 1 to CN Dragon Corporation (the “Company”, “CN Dragon”)’s Quarterly report on Form 10Q/A for the nine months ended December 31, 2010 (the “Amended 10-Q”), is being filed as a result of the Company’s recent discovery of several errors on the name of Statement of Incomes; the calculation errors on the weighted average number of share outstanding on the statement of operation; typographic errors on Part I Note 4, Note 6 and Note 8 of unaudited financial statements and Item 5 Market Information.

This Amended 10-Q is being filed to make to amend the Statement of Income to Statement of Operation; the calculation errors on the weighted average number of share outstanding; the typographic errors on Part I Note 4, Note 6 and Note 8 of unaudited financial statements. Item 5 Market Information is also corrected for recent condition. No other information included in the original Form 10-Q is amended hereby.

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

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2010 AND APRIL 30, 2010
(Stated in US Dollars)

		As at
	Note	December 31, 2010	April 30, 2010
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value, 375,000,000 shares authorized, no share issued and outstanding		$-	$-

Common stock - $0.001 par value 250,000,000 shares authorized; 81,010,491 and 1,804,791 shares issued and outstanding as of December 31, 2010 and April 30, 2010	6	$81,011	$1,805
Additional paid-in capital		7,029,442	5,206,969
Accumulated deficits		(5,678,556)	(5,244,919)
Accumulated other comprehensive loss		28,867	(4,870)

		$1,460,764	$(41,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,734,826	$1,001

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		Nine Months ended December 31
	Note	2010	2009
		(Unaudited)	(Proforma)
Net revenues		$444,193	$1,086,708
Cost of net revenues		(391,564)	(641,578)

Gross profit		52,629	445,130
Operating expenses:
Selling and distribution		-	-
General and administrative		(486,266)	(602,623)

Loss before income taxes		(433,637)	(157,493)

Income taxes	7	-	-

Net loss		(433,637)	(157,493)
Other comprehensive income:
Foreign currency translation adjustment		33,737	-

Comprehensive loss		$(399,900)	$(157,493)

Basic and diluted loss per share	6	$(0.008)	$(0.106)

Weighted average number of share
Outstanding	6	51,638,874	1,489,804

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED)
(Stated in US Dollars)

		Three Months ended December 31
	Note	2010	2009
		(Restated Unaudited)	(Restated Proforma)
Net revenues		$80,381	$297,135
Cost of net revenues		(54,102)	(200,473)

Gross profit/(loss)		26,279	96,663
Operating expenses:
Selling and distribution		-	-
General and administrative		(136,665)	(192,346)

Loss before income taxes		(110,386)	(95,683)

Income taxes	7	-	-

Net loss		(110386)	(95,683)
Other comprehensive income:
Foreign currency translation adjustment		33,737	-

Comprehensive loss		$(76,649)	$(95,683)

Basic and diluted loss per share	6	$(0.001)	$(0.064)

Weighted average number of share outstanding	6	51,638,874	1,489,804

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND YEAR ENDED APRIL 30, 2010
(Stated in US Dollars)

						Accumulated
	Preferred stock	Common stock		Additional		other
	Number of	Number of		paid-in	Accumulated	comprehensive
	share	Share	Amount	capital	deficit	income	Total
Balance, May 1, 2008	-	46,319,945	$46,320	$3,386,759	$(5,420,252)	$(27,172)	$(1,841,143)
Issuance of share capital	-	42,650,000	42,650	1,298,985	-	-	1,341,635
Share Cancelation	-	(8,500,000)	(8,500)	(694,635)	-	-	(703,135)
Net loss	-	-	-	-	(1,219,417)	-	(1,219,417)
Foreign currency translation adjustment	-	-	-	-	-	(41,419)	(41,419)
Comprehensive Gain	-	-	-	-	-	-	175,951

Balance, April 30, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)

Balance, April 1, 2009	-	80,469,945	$80,470	$3,991,109	$(6,639,669)	$(68,591)	$(2,287,528)
Issuance of share capital	-	100,000,000	100,000	1,679,708	-	-	1,779,708
Reverse split	-	(178,665,154)	(178,665)	178,665	-	-	-
Discontinued operations?	-	-	-	(642,513)	2,286,773	-	1,644,260
Net income	-	-	-	-	(892,023)	-	(892,023)
Foreign currency translation adjustment	-	-	-	-	-	63,721	63,721
Comprehensive Loss	-	-	-	-	-	-	(349,153)

Balance, April 30, 2010	-	1,804,791	$1,805	$5,206,969	$(5,244,919)	$(4,870)	$(41,015)

Balance, May 1, 2010	-	1,804,791	1,805	5,206,969	(5,244,919)	(4,870)	(41,015)
Issuance of share capital		43,353,500	43,354	(16,283)			27,071

Reverse acquisition	-	35,852,200	35,852	1,838,756	-	-	1,874,608
Net loss	-	-	-	-	(433,637)	-	(433,637)
Foreign currency translation adjustment	-	-	-	-	-	33,737	33,737

Balance, December 31, 2010		81,010,491	$81,011	$7,029,442	$(5,678,556)	$28,867	$1,460,764

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	For the periods ended December 31,
	2010	2009
Cash flows from operating activities	(Unaudited)	(Proforma)
Net loss	$(433,637)	$(157,493)
Depreciation	10,323	-

Adjustments to reconcile net income to net cash provided by operating activities:
Deposits and prepaid expense	(238,260)	-
Other receivables	(1,394,564)	-
Account payables	61,632	-
Amounts due to the related companies	(42,017)	157,493
Accrued liabilities	179,588	-
Other payable	18,259	-

Net cash used in operating activities	$(1,838,676)	$-

Cash flows from investing activities
Purchase of plant and equipment	(3,643)	-

Net cash used in investing activities	(3,643)	-

Cash flows from financing activities

Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced (used)	(1,842,319)	-

Effect of foreign currency translation on cash and cash equivalents	1,636,462	-

Cash and cash equivalents – beginning of period	207,648	5,343

Cash and cash equivalents – end of period	$1,791	$5,343

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND APRIL 30, 2010
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

	December 31, 2010	April 30, 2010	December 31, 2009
Twelve months ended RMB : USD exchange rate	-	6.8358	-
Nine months ended RMB : USD exchange rate	6.6118	-	6.8372
Average three months ended RMB : USD exchange rate	6.7600	-	6.8360
Average nine months ended RMB : USD exchange rate	6.7600	-	6.8390

	December 31, 2010	April 30, 2010	December 31, 2009
Twelve months ended HKD : USD exchange rate	-	7.7660	-
Nine months ended HKD : USD exchange rate	7.7832	-	7.7551
Average three months ended HKD : USD exchange rate	7.7630	-	7.7517
Average nine months ended HKD : USD exchange rate	7.7714	-	7.7513

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

3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2010 and April 30, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

For the periods ended December 31, 2010 and 2009, all of the Group’s sales were generated from Hong Kong.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As of December 31, 2010 and April 30, 2010, no customer accounted for 10% of the Group’s trade receivables.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	December 31, 2010	April 30, 2010
At cost
Office equipment	$15,615	$-
Motor Vehicle	36,360	-
	51,975	-

Less: accumulated depreciation	(15,733)	-

	$36,242	$-

Depreciation expenses are included in the statements of income as follows:

	For the nine months ended December 31,
	2010	2009

General and administrative expenses	$10,323	$33,588

5. AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

CN DRAGON CORPORATION (FORMERLY WAVELIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

6. SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended December 31,
	2010 (Restated)	2009 (Restated)
Earnings:
Earnings for the purpose of basic earnings (loss) per share	$(433,637)	$(157,493)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per share	$(433,637)	$(157,493)

Number of shares:
Weighted average number of share capital for the purpose of basic earnings (loss) per share	51,638,874	1,489,804
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose of dilutive earnings (loss) per share	51,638,874	1,489,804

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

For the period ended December 31, 2010, the Company has generated revenue of $ 444,193 and has incurred a net loss of $433,637. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

	Period ended December 31, 2010 US$	Period ended December 31, 2009 US$
Net Revenues	444,193	1,086,708
Cost of Net Revenue	(391,564)	(641,578)
Gross Profit	52,629	445,130

Operating Expenses:
Selling and Distribution	-	-
General and administrative	(486,266)	(602,623)

Income (Loss) Before Income Taxes	(433,637)	(157,493)
Income Taxes	-	-
Net Profit (Loss)	(433,637)	(157,493)

Net Revenues

Our revenue is mainly generated from providing consulting and advisory services to our clients in regards to their hotel assets. Our net revenue was $444,193. This change in our net revenue during the period ended December 31, 2010, was mainly due to the change in the number of hotel development projects we consulted on.

Cost of Net Revenue

Our cost of revenue includes engaging third party professionals to augment our consultation services by providing expertise in areas such as interior design, architecture and market research. Our cost of net revenue was $391,564. The decrease was primarily due to the reduction of revenue.

Gross Profit

Our gross profit is equal to the difference between our revenue and our cost of revenue. Our gross profit was $52,629. The decrease was primarily a result of the shrink in business volume as well as slowdown in customers demand.

Selling and Distribution Expenses

Our selling and distribution expenses consist primarily of compensation and benefits to marketing staff, cost of advertising, promotion, business travel and other sales related costs. Our selling and distribution expenses were $nil.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, and other expenses incurred in connection with general operations. Our general and administrative expenses incurred up to $486,266.

Net Profit (Loss)

We generated a net loss of $433,637. This increase was primarily attributable to the reduction of revenues.

Liquidity and Capital Resources

Comparison of the periods ended December 31, 2010 and 2009

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table sets forth a summary of our cash flows for the periods indicated (stated in U.S. dollars):

	Period ended December 31, 2010	Period ended December 31, 2009
	US$	US$
Net cash (used in)/provided by operating activities	(1,838,676)	(157,493)
Net cash provided by/ (used in) investing activities	(3,643)	-
Net cash provided by financing activities	-	-
Net cash and cash equivalents sourced (used)	(1,842,319)	-
Effect of foreign currency translation on cash and cash equivalents	1,636,462	-
Cash and cash equivalents – beginning of period	207,648	5,343
Cash and cash equivalents – end of period	1,791	5,343

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

CN DRAGON CORPORATION

Date: May 24, 2011	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)