Form 10-K
period 2011-03-31
CN Dragon Corp
filed 2011-08-15
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on August 13, 2011 (an aggregate 19,463,291 out of a total of 81,010,491 shares outstanding) was approximately $2,919,493 computed by reference to the closing price of $0.15, as quoted on www.otcmarkets.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 12, 2010, there were 81,010,491 shares of our common stock issued and outstanding.

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

CNDC presently does not have any ongoing hotel & resorts or other lodging developments. It current business involves actively seeking to procure interests in respect to properties in this segment through CNDC’s established network in the PRC hotel industry. CNDC’s procurement strategy involves identifying high growth second-tier cities in the PRC and examining whether they exhibit a strong demand for luxury hospitality services and facilities. We carry this out by thoroughly analyzing tourism figures, the supply of upper scale lodging and other industry related data. Additional factors we evaluate include the locality, population, GDP, infrastructure and the major industries of each target city.

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

Employees

CNDC has 1 full time employee at March 31, 2011. CNDC intends to hire additional full time employees to implement its plans to expand its business into the development and operation of hotels & resorts.

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

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the Symbol “DRGN.  The stock price of our stock has been extremely volatile and an active public market for our common stock may not develop or be sustained. The following table sets forth the high and low bid quotations of our common stock as reported by Pink OTC Markets for each quarterly period within the last two fiscal years ended March 31, 2011 and have been adjusted to reflect our 100:1 reverse split which took effect on January 11, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

		High	Low
2009	Second Quarter	$4.00	$0.60
	Third Quarter	$1.50	$0.11
	Fourth Quarter	$0.40	$0.15
2010	First Quarter	$0.51	$0.11

		High	Low
2010	Second Quarter	$1.05	$0.15
	Third Quarter	$0.50	$0.15
	Fourth Quarter	$0.45	$0.15
2011	First Quarter	$0.20	$0.15

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

Holders

As of March 31, 2011, we had 120 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Action Stock Transfer Corporation, of S. Highland Drive, Suite 300, Salt Lake City, Utah to act as our transfer agent.

Dividends

We have not declared any dividends on our common stock during the two fiscal years ended March 31, 2011 and 2010, or in any subsequent period. We do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

The Company owned its subsidiaries and continued to own the equity’s interests through March 31, 2011.  The following table depicts the identity of the subsidiaries:

	Date of			Share capital/
	Disposal (D)/	Place & date of Incorporation	Attributable equity Interest %	registered
Name of subsidiary	Acquisition(A)	incorporation	interest %	capital
CNDC Corporation	May 17, 2010	British Virgin Islands/
	(A)	March 26, 2008	100	US$1

CN Dragon Holdings Limited	May 17, 2010	Hong Kong	100	HK$1
	(A)	Mar 5, 2008

Zhengzhou Dragon Business Limited	May 17, 2010	PRC/Sep 12, 2008	100	HK$3,000,000
	(A)	(Deregistered on
		July 12, 2010)

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at March 31, 2011 amounted to $898, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Years ended March 31, 2011 and 2010

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Year-ended March 31, 2011 US$	Year-ended March 31, 2010 US$
Net Revenues	451,710	1,151,397
Cost of Net Revenue	(391,388)	(843,906)
Gross Profit	60,322	307,491
Operating Expenses: Selling and Distribution General and administrative	- (958,097)	(81,194) (407,258)
Income (Loss) Before Income Taxes	(897,775)	(180,961)
Income Taxes	-	-
Net Profit (Loss)	(897,775)	(180,961)

For the year ended March 31, 2011, we incurred a loss from operations of $897,775. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. Accounting and Legal fees reflect costs incurred for regulatory filings and due diligence conducted on lodging and leisure businesses in the PRC. Terminating our business operations in the PRC also caused our revenues to decrease to $451,710 for the year ended March 31, 2011. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc. This allowed the Company to direct all the Company’s resources towards implementing our new business operations in the PRC. The scope of which included conducting due diligence on several identified acquisition targets with a well establish business in the lodging and leisure industries in the PRC, as well as conducting comprehensive market research specifically on high growth second-tier cities in the PRC.
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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2011, the Company's internal control over financial reporting was effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth the name, age and position of our current directors and executive officers:
Name	Age	Position(s)	Tenure

Teck Fong Kong	39	President Chief Executive Officer Director	12/2009 – Present
Chong Him Lau	46	Chief Financial Officer Secretary Treasurer Director	12/2009 – Present
Shing Hin Li	54	Director	08/2010 - Present

Teck Fong Kong – President, Chief Executive Officer, Director

Mr. Kong is our President, Chief Executive Officer and one of our Directors.  Prior to joining the Company, Mr. Kong was appointed Executive Director of Kong Foo Leong & Sons Realty Sdn Bhd in May, 2008. He still presently serves in that capacity and is responsible for the overall planning, project management and marketing of a mixed township being developed on 1,000 acres of prime real estate in Malaysia.  From 2002 to 2008, Mr. Kong was the Chief Sales & Marketing Officer of MicroGreen Bio-Industry Berhad. Mr. Kong is experienced in both the construction and marketing stages of major property development projects.  Mr. Kong is 40 years old and holds a Business Administration degree from the Oregon State University.

Chong Him Lau - Chief Financial Officer, Secretary, Treasurer, Director

Mr. Lau is our Chief Financial Officer, Secretary, Treasurer and one of our Directors.  Prior to joining the Company, Mr. Lau was Senior Vice President of MG BioGreen Sdn Bhd from September, 2005.  From 2004 to 2005, Mr. Lau was the Senior Accounting Manager of Hsin Textile (HK) Ltd.  Mr. Lau has over 20 years of experience in corporate finance, accounting and project management practices. He has represented multi-national corporations in the property development and travel services industries. His experiences have led him to gain extensive experience on investment and business practices in China and the regions of South-East Asia. Mr. Lau is 47 years old and holds a Bachelor of Business Accounting and MBA degrees from the University of South Australia.

Shing Hin Li - Director

Mr. Li is one of our directors. He had served as Senior Vice President of Rosedale Hotel Holdings Ltd, formally known as Wing On Travel Holdings Ltd (HKSE: 1189) from 2005 to 2010.  Mr. Li has over 20 years of Corporate & Strategic development & management experience in construction and property development as well as hotel and travel related sectors. His previous positions include Regional General Manager and Director of Memteck Products Pte, Ltd., a wholly owned subsidiary of Hanny Holdings, Ltd. (HKSE: 0275) from 1995 to 2005; and Regional General Manager and Director of Paul Y. Construction & Development (Asia) Ltd., a wholly owned subsidiary of PYI Corporation Ltd (HKSE: 0498) from 1991 to 1997. Mr. Li has a Master of Business Administration majoring in Finance from the University of Hull, UK (in 1993) and is a founding fellow of the Society of Project Managers in Singapore (in 1995).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2011, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compen- sation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Teck Fong Kong	2011	0	0	0	0	0	0	0	0
President, Chief Executive Officer, and Current Director	2010	0	0	0	0	0	0	0	0

Chong Him Lau	2011	0	0	0	0	0	0	0	0
Chief Financial Officer, Secretary and Director	2010	0	0	0	0	0	0	0	0

Shing Hin Li	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0

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

The following table sets forth certain information regarding the beneficial ownership of the 81,010,491 issued and outstanding shares of our common stock by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Teck Fong Kong(1)	157,500	*
Chong Him Lau(1)	0	*
Shing Hin Li(1)	0	*
CNDC Group Ltd(2)	36,042,500	44.49%
China Gate Holdings Ltd(3)	25,347,200	31.29%
All Officers and Directors as Group	157,000	*
Total	61,546,700	75.97%
*           Less than 1%

(1)           The address is 8/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong
(2)           OMC Chambers, PO Box 3152, Road Town, Tortola, British Virgin Islands
(3)           Sea Meadow House, Blackburne Highway, PO Box 116, Road Town, Tortola, British Virgin Islands

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

On August 26, 2010, the Company issued of 35,852,200 restricted shares of the Corporation’s common stock to CNDC Group, Ltd. upon conversion of a $1,792,610 convertible promissory note held by CNDC Group, Ltd.  The issuance of the securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Transactions with Promoters

None.

Item 14.	Principal Accounting Fees and Services.

Appointment of Auditors

Effective as of May 20, 2010, our Board of Directors appointed Albert Wong & Co., CPA as our new independent registered public accounting firm for the year ended April 30, 2010 and March 31, 2011.

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

Audit Fees

Albert Wong & Co., CPA., billed us $15,000 and $10,000 in audit fees during the year ended April 30, 2010 and March 31, 2011 respectively.

Audit-Related Fees

We did not pay any fees to Albert Wong & Co., CPA., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2011.

Tax and All Other Fees

We did not pay any fees to Albert Wong & Co., CPA., for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2011.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Albert Wong & Co., CPA., and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2011, and for the year then ended, none of the hours expended on Albert Wong & Co., CPA., engagement to audit those financial statements were attributed to work by persons other than Albert Wong & Co., CPA.’s, full-time, permanent employees.

Item 15.                                Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2011 and April 30, 2010

Statements of Operations for the years ended March 31, 2011 and 2010

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2011 and April 30, 2010

Statements of Cash Flows for the years ended March 31, 2011 and 2010

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K		X

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group, Ltd.	10.1	8-K	5/21/10

Subsidiaries	21.1			X

Consent of Experts	23.1			X

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corporation

Date: August 13, 2011	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

CN DRAGON CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND APRIL 30, 2010
(Stated in US dollars)

CN DRAGON CORPORATION

  CONTENTS                                                                                                                                                         PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTINGFIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 19

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086
ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA (Practising)

The Board of Directors and Stockholders of
CN Dragon Corporation (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of CN Dragon Corporation as of March 31, 2011 and April 30, 2010, and the pro-forma consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and April 30, 2010 and the proforma consolidated results of its operations and its cash flows for the years ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

 /S/ Albert Wong & Co.
Hong Kong, China
Albert Wong & Co.
Certified Public Accountants
August 13, 2011

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 AND APRIL 30, 2010
(Stated in US Dollars)

		As at,

		March 31,	April 30,
	Note	2011	2010
ASSETS
Current assets
Cash and cash equivalents	2(l)	$1,898	$1,000
Deposits and prepaid expense		18,320	-
Other receivables		1,210,775	1

Total current assets		1,230,993	1,001
Property, plant and equipment, net	4	11,456	-
Intangible asset, net		-	-
Goodwill		63,967	-

TOTAL ASSETS		$1,306,416	$1,001

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$69,003	$-
Amounts due to the related companies	5	-	42,016
Accrued liabilities		209,155	-
Loans payable to shareholders		14,583	-

Other payables		18,248	-

Total current liabilities		310,990	42,016

TOTAL LIABILITIES		$310,990	$42,016

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2011 AND April 30, 2010
(Stated in US Dollars)

		As at,
	Note	March 31,	April 30,
		2011	2010
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized; 81,010,491
and 1,804,791 shares issued and outstanding
as of March 31,2011 and April 30, 2010	6	$81,011	$1,805

Additional paid-in capital		7,029,442	5,206,969
Accumulated deficits		(7,739,848)	(5,244,919)

Accumulated other comprehensive income/(loss)		1,624,821	(4,870)

		$995,426	$(41,015)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,306,416	$1,001

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(Stated in US Dollars)

		Years ended March 31,
	Note	2011	2010
			(Proforma)
Net revenues		$451,710	$1,151,397
Cost of net revenues		(391,388)	(843,906)

Gross profit/(loss)		60,322	307,491
Operating expenses:
Selling and distribution		-	(81,194)
General and administrative		(958,097)	(407,258)

Income/(loss) before income taxes		(897,775)	(180,961)

Income taxes	7	-	-

Net income/(loss)		(897,775)	(180,961)

Other comprehensive income:
Foreign currency translation adjustment		32,538	4,094

Comprehensive income/(loss)		$(865,238)	$(176,867)

Basic and diluted income/(loss) per share	6	$(0.015)	$(0.004)

Weighted average number of share
outstanding	6	58,664,189	43,804,791

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31,2011 AND APRIL 30,2010
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	Deficit	income	Total
	share	share
Balance, April 1, 2009	-	43,804,791	$43,805	$5,979,550	$(6,661,112)	$53,545	$(584,212)
Net loss	-	-	-	-	(180,961)	-	(180,961)
Foreign currency
translation adjustment	-	-	-	-	-	4,094	4,094

Balance, April 30, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	Deficit	income	Total
	share	share

Balance, May 1, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)
Issuance for service	-	1,353,500	1,354	553,581	-	-	554,935
Issuance for share capital	-	35,852,200	35,852	496,311	-	-	532,163
Net loss	-	-	-	-	(897,775)	-	(897,775)
Foreign currency
translation adjustment	-	-	-	-	-	1,567,182	1,567,182

Balance, March 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(Stated in US Dollars)

	For the years ended,

	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(897,775)	$(180,961)
Depreciation	11,100	5,137
Loss on disposal of fixed assets	3,444	-
Goodwill written off	353,607	-
Adjustments to reconcile net income to net cash provided by operating activities:

Accounts receivables	21,737	-
Inventories	144,007	-
Deposits and prepaid expense	232,603	547,047
Other receivables	100,956	-
Amounts due to the related companies	(1,785,707)	(949,627)
Amounts due to shareholders	(105,430)	437,107
Accounts payable	(221,639)	2,519
Other payables	(1,106,743)	(24,384)
Accrued liabilities	186,754	22,067

Net cash used in operating activities	(3,063,086)	(141,095)

Cash flows from investing activities

Disposal of plant and equipment	277,625	-
Acquisition of plant and equipment	(52,030)	(45,520)

Net cash provided by/(used in) investing activities	225,595	(45,520)

Cash flows from financing activities
Proceeds from issuance of common stock	1,087,099	-

Net cash provided by financing activities	1,087,099	-

Net cash and cash equivalents sourced (used)	(1,750,392)	(186,615)

Effect of foreign currency translation on cash
and cash equivalents	1,721,596	211,966

Cash and cash equivalents – beginning of year	30,694	5,343

Cash and cash equivalents – end of year	$1,898	$30,694

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31,2011 AND APRIL 30,2010
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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31,2011.  The following table depicts the identity of the subsidiaries:

	Date of		Attributable	Share capital/
	Disposal (D)/	Place & date of	equity	registered
Name of subsidiary	Acquisition(A)	Incorporation	interest %	Capital

CNDC Corporation	May 17, 2010	British Virgin Islands/
	(A)	March 26, 2008	100	US$1

CN Dragon Holdings Limited	May 17, 2010	Hong Kong/ Mar 5, 2008	100	HK$1
	(A)

Zhengzhou Dragon Business Limited	May 17, 2010	PRC/Sep 12, 2008	100	HK$3,000,000
	(A)	(Deregistered on
		July 12, 2010)

(c)	Economic and political risks

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

(f)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

Year ended	March 31, 2011	March 31, 2010
RMB : USD exchange rate	6.5563	6.8358
Average period ended
RMB : USD exchange rate	6.7061	6.8375

Year ended	March 31, 2011	March 31, 2010
HKD : USD exchange rate	7.7884	7.7660
Average period ended
HKD : USD exchange rate	7.7749	7.7555

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $92,892 and $81,320 included in general and administrative expenses for the years ended March 31, 2011, and 2010 respectively.

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

     (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at March 31,2011 amounted to $898, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

     (n) Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2011	2010
At cost
Motor vehicles	$-	$36,447
Office equipment	15,604	10,665

	15,604	47,112
Less: accumulated depreciation	(4,148)	(5,439)

	$11,456	$41,6743

Depreciation expenses are included in the statements of income as follows:

	2011	2010

General and administrative expenses	$11,100	$5,137

5.  AMOUNTS DUE TO THE RELATED COMPANIES

The amounts due to the related companies are unsecured, interest free and repayable on demand.

6.  SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the years ended March 31,
	2011	2010
Earnings:
Earnings for the purpose of basic loss per share	$(897,775)	$(180,961)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per share	$(897,775)	$(180,961)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	58,664,189	43,804,791
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	58,664,189	43,804,791

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated assessable profits for the years ended March 31, 2011 and 2010.

No deferred tax has been provided as there is no material temporary difference arising for the years ended March 31, 2011 and 2010.

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

For the year ended March 31, 2011, the Company has generated revenue of $451,710 and has incurred an accumulated deficit $7,739,848. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  CONTINGENT LIABILITIES

Pending litigation

There are a lawsuit currently pending in Supreme Court of British Columbia, Canada against the Company. The case was filed in May, 2009 and the Company entered into a Settlement Agreement with Claimant and has paid compensation pursuant to the terms of Agreement. The Company is waiting for the Claimant to dismiss the matter pursuant to his obligations under the Agreement. The Settlement amount is approximately $35,000, and the merits of the claim are unknown.

10.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 13, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Pursuant to the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures	Title	Date

/s/ Teck Fong Kong Teck Fong Kong	Chief Executive Officer Director	August 13, 2011

Exhibit 31.1
Certification of Chief Executive Officer

I, Teck Fong Kong, certify that:

1. I have reviewed this Report on Form 10-K of CN Dragon Corporation;

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

Signatures	Title	Date

/s/ Teck Fong Kong Teck Fong Kong	Chief Executive Officer Director	August 13, 2011

Exhibit 31.2

Certification of Chief Financial Officer

I, Chong Him Lau, certify that:

1.           I have reviewed this Report on Form 10-K of CN Dragon Corporation;

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

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Director	August 13, 2011

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CN Dragon Corporation (the “Company”) on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signatures	Title	Date

/s/ Teck Fong Kong Teck Fong Kong	Chief Executive Officer Director	August 13, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CN Dragon Corporation (the “Company”) on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signatures	Title	Date

/s/ Chong Him Lau Chong Him Lau	Chief Financial Officer Principal Accounting Officer Director	August 13, 2011