Form 10-Q
period 2011-06-30
CN Dragon Corp
filed 2011-08-22
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2011, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	June 30, 2011	March 31, 2011
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$1,771	$1,898
Deposits and prepaid expense		226,948	18,320
Other receivables		1,401,419	1,210,775

Total current assets		1,630,138	1,230,993
Property, plant and equipment, net	4	10,681	11,456
Goodwill		63,967	63,967

TOTAL ASSETS		$1,704,786	$1,306,416

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$67,483	$69,003
Accrued liabilities		230,945	209,155
Loans payable to shareholders		14,583	14,583
Other payables		18,257	18,248

Total current liabilities		331,268	310,990

TOTAL LIABILITIES		$331,268	$310,990

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	June 30, 2011	March 31, 2011
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
June 30, 2011 and March 31, 2011	6	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(7,759,944)	(7,739,848)
Accumulated other comprehensive income		2,023,009	1,624,821

		$1,373,518	$995,426

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,704,786	$1,306,416

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

		Periods ended June 30
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$26,820	$363,524
Cost of net revenues		-	(153,996)

Gross profit/(loss)		26,820	209,528
Operating expenses:
Selling and distribution		-	(54,596)
General and administrative		(46,916)	(130,409)

Income/(Loss) before income taxes		(20,096)	24,523

Income taxes	7	-	-

Net income/(Loss)		(20,096)	24,523
Other comprehensive income:
Foreign currency translation
adjustments		398,188	12,543

Comprehensive gain/(loss)		$378,092	$37,066

Basic and diluted loss per share	6	$(0.00025)	$0.00054

Weighted average number of share
outstanding	6	81,010,491	45,158,291

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share

Balance, May 1, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)
Issuance for service	-	1,353,500	1,354	553,581	-	-	554,935
Issuance for share capital	-	35,852,200	35,852	496,311	-	-	532,163
Net loss	-	-	-	-	(897,775)	-	(897,775)
Foreign currency
translation adjustment	-	-	-	-	-	1,567,182	1,567,182

Balance, March 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(20,096)	-	(20,096)

Foreign currency

translation adjustment	-	-	-	-	-	398,188	398,188

Balance, June 30, 2011	-	81,010,491	$81,011	$7,029,442	$(7,759,944)	$2,023,009	$1,373,518

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	For the periods ended June 30,
	2011	2010
Cash flows from operating activities	(Unaudited)	(Unaudited) (Proforma)
Net income (loss)	$(20,096)	$24,523
Depreciation	781	3,311

Adjustments to reconcile net income to net cash provided
by operating activities:
Accounts receivable	-	(156,066)
Deposits and prepaid expense	(208,627)	(252,405)
Bank overdraft	-	6,339
Amounts due to the related companies	-	62,108
Other receivables	(190,644)	(1,428,949)
Accrued liabilities	21,790	-
Loans from shareholders	-	1,792,610
Other payable	-	(24,384)
Accounts payable	(1,520)	-

Net cash generated from (used in)
operating activities	(398,316)	27,087
Cash flows from investing activities
Purchase of plant and equipment	-	(2,028)

Net cash used in investing activities	-	(2,028)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	(398,316)	25,059

Effect of foreign currency translation on cash and cash
equivalents	398,189	(21,455)

Cash and cash equivalents – beginning of period	1,898	1,000

Cash and cash equivalents – end of period	$1,771	$4,604

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

CN Dragon Corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotec Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2009, we changed our name to CN Dragon Corporation and began new business operations in the PRC.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through June 30, 2011.  The following table depicts the identity of the subsidiaries:

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

Period ended	June 30, 2011	June 30, 2010
RMB : USD exchange rate	6.4678	6.8086
Average three-month ended
RMB : USD exchange rate	6.4898	6.8335

Year ended	June 30, 2011	June 30, 2010
HKD : USD exchange rate	7.7844	7.7847
Average three month ended
HKD : USD exchange rate	7.7771	7.7794

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $15,919 and nil included in general and administrative expenses for the periods ended June 30, 2011 and 2010 respectively.

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

      (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at June 30, 2011 amounted to $770, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	June 30, 2011	March 31, 2011
At cost
Office equipment	$15,612	$15,604

	15,612	15,604
Less: accumulated depreciation	(4,931)	(4,148)

	$10,681	$11,456

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	June 30, 2011	March 31, 2011

General and administrative expenses	$781	$11,100

5.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

6.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended June 30,
	2010	2009
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(20,096)	$24,523
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(20,096)	$24,323

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	45,158,291
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	45,158,291

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the quarteres ended June 30, 2011 and 2010.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended June 30, 2011 and 2010.

Zhengzhou Dragon Business Limited, being registered in the PRC, is subject to PRC’s Corporate Income Tax (“CIT”) at a rate of 25%.   No taxable income was derived from the subsidiary for the quarters ended June 30, 2011 and 2010.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended June 30, 2011and 2010.

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

For the period ended June 30, 2011, the Company has generated revenue of $26,820 and has incurred an accumulated deficit $7,759,944. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9. CONTINGENT LIABILITIES

Pending litigation

There is a lawsuit currently pending in Supreme Court of British Columbia, Canada against the Company. The case was filed in May, 2009 and the Company entered into a Settlement Agreement with Claimant and has paid compensation pursuant to the terms of Agreement. The Company is waiting for the Claimant to dismiss the matter pursuant to his obligations under the Agreement. The Settlement amount is approximately $35,000, and the merits of the claim are unknown.

10.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 22, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through June 30, 2011.  The following table depicts the identity of the subsidiaries:

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at June 30, 2011 amounted to $770, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended June 30, 2011 and 2010

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Periods ended June 30
	2011	2010
	(Unaudited)	(Unaudited)
Net revenues	$26,820	$363,524
Cost of net revenues	-	(153,996)

Gross profit/(loss)	26,820	209,528
Operating expenses:
Selling and distribution	-	(54,596)
General and administrative	(46,916)	(130,409)

Income/(Loss) before income taxes	(20,096)	24,523

Income taxes	-	-

Net income/(Loss)	(20,096)	24,523
Other comprehensive income:
Foreign currency translation
adjustments	398,188	12,543

Comprehensive gain/(loss)	$378,092	$37,066

Basic and diluted loss per share	$(0.00025)	$0.00054

Weighted average number of share
outstanding	81,010,491	45,158,291

For the period ended June 30, 2011, we incurred a loss from operations of $20,096. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. Accounting and Legal fees reflect costs incurred for regulatory filings and due diligence conducted on lodging and leisure businesses in the PRC. Terminating our business operations in the PRC also caused our revenues to decrease to $26,820 for the period ended June 30, 2011. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc. This allowed the Company to direct all the Company’s resources towards implementing our new business operations in the PRC. The scope of which included conducting due diligence on several identified acquisition targets with a well establish business in the lodging and leisure industries in the PRC, as well as conducting comprehensive market research specifically on high growth second-tier cities in the PRC.

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

In the next 12 months, our goal is to fully establish our business in the PRC. We plan to make acquisitions of existing operating hotel assets, and/or by developing, redeveloping hotel assets under our brand. Our long term goal is to build an asset based portfolio of hotels & resorts throughout the PRC’s emerging second-tier cities that are renowned for tourism. To achieve our goals, we plan on making a private placement of our securities to raise the funds necessary. The development or acquisition of a suitable hotel asset is dependent upon sufficient financing and the identification of suitable development, or operating hotel.

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

Based on their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2011, the Company's internal control over financial reporting was effective.

This Transition Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this periodical report.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: August 19, 2011	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)