Form 10-Q
period 2011-09-30
CN Dragon Corp
filed 2011-11-21
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2011, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	September 30, 2011	March 31, 2011
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$3,392	$1,898
Deposits and prepaid expense		226,700	18,320
Other receivables		1,403,041	1,210,775

Total current assets		1,633,133	1,230,993
Property, plant and equipment, net	4	7,726	11,456
Goodwill		63,967	63,967

TOTAL ASSETS		$1,704,826	$1,306,416

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$61,506	$69,003
Accrued liabilities		288,598	209,156
Loans payable to shareholders		14,583	14,583
Other payables		14,389	18,248

Total current liabilities		379,076	310,990

TOTAL LIABILITIES		$379,076	$310,990

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	September 30, 2011	March 31, 2011
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
September 30, 2011 and March 31, 2011	6	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(7,803,822)	(7,739,848)
Accumulated other comprehensive income		2,019,119	1,624,821

		$1,325,750	$995,426

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,704,826	$1,306,416

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

		Six Months ended September 30
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$53,354	$363,704
Cost of net revenues		-	(154,073)

Gross profit		53,354	209,631
Operating expenses:
Selling and distribution		-	(54,623)
General and administrative		(117,328)	(476,012)

Loss before income taxes		(63,974)	(321,004)

Income taxes	7	-	-

Net loss		(63,974)	(321,004)
Other comprehensive income:
Foreign currency translation
adjustments		394,298	(32,275)

Comprehensive income(loss)		$330,324	$(353,279)

Basic and diluted loss per share	6	$(0.001)	$(0.007)

Weighted average number of share
outstanding	6	81,010,491	52,052,945

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

		Three Months ended September 30
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$26,561	$-
Cost of net revenues		-	-

Gross profit		26,561	-
Operating expenses:
General and administrative		(70,454)	(335,524)

Loss before income taxes		(43,893)	(335,524)

Income taxes	7	-	-

Net loss		(43,893)	(335,524)
Other comprehensive income:
Foreign currency translation
adjustments		(3,890)	2,005

Comprehensive loss		$(47,783)	$(333,519)

Basic and diluted loss per share	6	$(0.001)	$(0.006)

Weighted average number of share
outstanding	6	81,010,491	58,947,599

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share

Balance, May 1, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)
Issuance for service	-	1,353,500	1,354	553,581	-	-	554,935
Issuance for share capital	-	35,852,200	35,852	496,311	-	-	532,163
Net loss	-	-	-	-	(897,775)	-	(897,775)
Foreign currency
translation adjustment	-	-	-	-	-	1,567,182	1,567,182

Balance, March 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(63,974)	-	(63,974)

Foreign currency

translation adjustment	-	-	-	-	-	394,298	394,298

Balance, September 30, 2011	-	81,010,491	$81,011	$7,029,442	$(7,803,822)	$2,019,119	$1,325,750

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	For the periods ended September 30,
	2011	2010
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(63,974)	$(321,004)
Depreciation	1,547	6,821

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(208,380)	626,847
Amounts due to the related companies		(1,417,284)
Other receivables	(192,266)
Accrued liabilities	79,442	2,171
Loans from shareholders	-	414,575
Other payable	(3,859)	(24,384)
Accounts payable	(7,497)	-

Net cash generated from (used in)
operating activities	(394,987)	(685,374)
Cash flows from investing activities

Invest in restricted cash	-	(1,000)
Purchase of plant and equipment	(3,643)	(47,740)

Net cash used in investing activities	(3,643)	(48,740)

Cash flows from financing activities
Loans payable to stockholders	-	127,934
Net cash provided by financing activities	-	127,934

Net cash and cash equivalents sourced
(used)	(398,630)	(606,180)

Effect of foreign currency translation on cash and cash
equivalents	400,124	405,080

Cash and cash equivalents – beginning of period	1,898	207,648

Cash and cash equivalents – end of period	$3,392	$6,548

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through September 30, 2011.  The following table depicts the identity of the subsidiaries:

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

Period ended	September 30, 2011	September 30, 2010
RMB : USD exchange rate	6.3885	6.6981
Average period ended
RMB : USD exchange rate	6.4476	6.80675

Year ended	September 30, 2011	September 30, 2010
HKD : USD exchange rate	7.7929	7.7582
Average period ended
HKD : USD exchange rate	7.7850	7.77556

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $47,707 and nil included in general and administrative expenses for the periods ended September 30, 2011 and 2010 respectively.

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

                     (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at September 30, 2011 amounted to $2,392 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

    In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	September 30, 2011	March 31, 2011
At cost
Office equipment	$12,724	$15,604

	12,724	15,604
Less: accumulated depreciation	(4,998)	(4,148)

	$7,726	$11,456

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	September 30, 2011	March 31, 2011

General and administrative expenses	$1,547	$11,100

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

6.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended September 30,
	2011	2010
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(63,974)	$(321,004)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
Share	$(63,974)	$(321,004)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	52,052,945
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	52,052,945

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended September 30, 2011 and 2010.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended September 30, 2011 and 2010.

Zhengzhou Dragon Business Limited, being registered in the PRC, is subject to PRC’s Corporate Income Tax (“CIT”) at a rate of 25%.   No taxable income was derived from the subsidiary for the quarters ended September 30, 2011 and 2010.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended September 30, 2011and 2010.

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

For the period ended September 30, 2011, the Company has generated revenue of $53,354 and has incurred an accumulated deficit $7,803,822. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through November 17, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through September 30, 2011.  The following table depicts the identity of the subsidiaries:
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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at September 30, 2011 amounted to $2,392, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended September 30, 2011 and 2010

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

		Six Months ended September 30
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$53,354	$363,704
Cost of net revenues		-	(154,073)

Gross profit		53,354	209,631
Operating expenses:
Selling and distribution		-	(54,623)
General and administrative		(117,328)	(476,012)

Loss before income taxes		(63,974)	(321,004)

Income taxes	7	-	-

Net loss		(63,974)	(321,004)
Other comprehensive income:
Foreign currency translation
adjustments		394,298	(32,275)

Comprehensive income(loss)		$330,324	$(353,279)

Basic and diluted loss per share	6	$(0.001)	$(0.007)

Weighted average number of share
outstanding	6	81,010,491	52,052,945

For the period ended September 30, 2011, we incurred a loss from operations of $63,974. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. Accounting and Legal fees reflect costs incurred for regulatory filings and due diligence conducted on lodging and leisure businesses in the PRC. Terminating our business operations in the PRC also caused our revenues to decrease to $53,354 for the period ended September 30, 2011. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc. This allowed the Company to direct all the Company’s resources towards implementing our new business operations in the PRC. The scope of which included conducting due diligence on several identified acquisition targets with a well establish business in the lodging and leisure industries in the PRC, as well as conducting comprehensive market research specifically on high growth second-tier cities in the PRC.

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

    In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

Item 4T.    Controls and Procedures.

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

    Management assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2011, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

    Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: November 18, 2011	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)