Form 10-Q
period 2011-12-31
CN Dragon Corp
filed 2012-02-14
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2011, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	December 31, 2011	March 31, 2011
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$1,523	$1,898
Deposits and prepaid expense		227,397	18,320
Other receivables		1,407,550	1,210,775

Total current assets		1,636,470	1,230,993
Property, plant and equipment, net	4	7,111	11,456
Goodwill		63,967	63,967

TOTAL ASSETS		$1,707,548	$1,306,416

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$58,852	$69,003
Accrued liabilities		325,556	209,156
Loans payable to shareholders		14,583	14,583
Other payables		10,569	18,248

Total current liabilities		409,560	310,990

TOTAL LIABILITIES		$409,560	$310,990

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	December 31, 2011	March 31, 2011
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
December 31, 2011 and March 31, 2011	6	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(7,835,682)	(7,739,848)
Accumulated other comprehensive income		2,023,217	1,624,821

		$1,297,988	$995,426

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,707,548	$1,306,416

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		Nine Months ended December 31
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$80,910	$444,193
Cost of net revenues		-	(391,564)

Gross profit		80,910	52,629
Operating expenses:
Selling and distribution		-	-
General and administrative		(176,744)	(486,266)

Loss before income taxes		(95,834)	(433,637)

Income taxes	7	-	-

Net loss		(95,834)	(433,637)
Other comprehensive income:
Foreign currency translation
adjustments		398,396	33,737

Comprehensive income(loss)		$302,562	$(399,900)

Basic and diluted loss per share	6	$(0.001)	$(0.008)

Weighted average number of share
outstanding	6	81,010,491	51,638,874

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		Three Months ended December 31
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$27,546	$80,381
Cost of net revenues		-	(54,102)

Gross profit		27,546	26,279
Operating expenses:
General and administrative		(59,398)	(136,665)

Loss before income taxes		(31,852)	(110,386)

Income taxes	7	-	-

Net loss		(31,852)	(110,386)
Other comprehensive income:
Foreign currency translation
adjustments		4,098	33,737

Comprehensive loss		$(27,754)	$(76,649)

Basic and diluted loss per share	6	$(0.001)	$(0.001)

Weighted average number of share
outstanding	6	81,010,491	51,638,874

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share

Balance, May 1, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)
Issuance for service	-	1,353,500	1,354	553,581	-	-	554,935
Issuance for share capital	-	35,852,200	35,852	496,311	-	-	532,163
Net loss	-	-	-	-	(897,775)	-	(897,775)
Foreign currency
translation adjustment	-	-	-	-	-	1,567,182	1,567,182

Balance, March 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(95,834)	-	(95,834)

Foreign currency

translation adjustment	-	-	-	-	-	398,396	398,396

Balance, December 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,803,822)	$2,023,217	$1,297,988

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	For the periods ended December 31,
	2011	2010
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(95,834)	$(433,637)
Depreciation	2,184	10,323

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(209,077)	(238,260)
Amounts due to the related companies	-	(42,017)
Other receivables	(196,775)	(1,394,564)
Accrued liabilities	116,400	179,588
Other payable	(7,679)	18,259
Accounts payable	(10,151)	61,632

Net cash generated from (used in)
operating activities	(400,932)	(1,838,676)
Cash flows from investing activities

Purchase of plant and equipment	-	(3,643)

Net cash used in investing activities	-	(3,643)

Cash flows from financing activities
Loans payable to stockholders	-	-
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	(400,932)	(1,842,319)

Effect of foreign currency translation on cash and cash
equivalents	400,557	1,636,462

Cash and cash equivalents – beginning of period	1,898	207,648

Cash and cash equivalents – end of period	$1,523	$1,791

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND 2010
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through March 31, 2011.  The following table depicts the identity of the subsidiaries:

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

Period ended	December 31, 2011	December 31, 2010
RMB : USD exchange rate	6.3585	6.6118
Average period ended
RMB : USD exchange rate	6.4259	6.7600

Period ended	December 31, 2011	December 31, 2010
HKD : USD exchange rate	7.7690	7.7832
Average period ended
HKD : USD exchange rate	7.7836	7.7714

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $63,621 and nil included in general and administrative expenses for the periods ended December 31, 2011 and 2010 respectively.

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

      (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at December 31, 2011 amounted to $1,523 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

     (n) Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.
ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	December 31, 2011	March 31, 2011
At cost
Office equipment	$12,724	$15,604
Exchange difference	40	-

	12,764	15,604
Less: accumulated depreciation	(5,652)	(4,148)

	$7,112	$11,456

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	December 31, 2011	March 31, 2011

General and administrative expenses	$2,184	$11,100

5.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND 2010
 (Stated in US Dollars)

6.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended December 31,
	2011	2010
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(95,834)	$(321,004)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
Share	$(95,834)	$(321,004)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	52,052,945
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	52,052,945

7.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended December 31, 2011 and 2010.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended December 31, 2011 and 2010.

Zhengzhou Dragon Business Limited, being registered in the PRC, is subject to PRC’s Corporate Income Tax (“CIT”) at a rate of 25%.   No taxable income was derived from the subsidiary for the quarters ended December 31, 2011 and 2010.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended December 31, 2011and 2010.

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

For the period ended December 31, 2011, the Company has generated revenue of $80,910 and has incurred an accumulated deficit $7,835,682. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through February 9, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2011.  The following table depicts the identity of the subsidiaries:

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at December 31, 2011 amounted to $1,523, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

		Nine Months ended December 31
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$80,910	$444,193
Cost of net revenues		-	(391,564)

Gross profit		80,910	52,629
Operating expenses:
Selling and distribution		-	-
General and administrative		(176,744)	(486,266)

Loss before income taxes		(95,834)	(433,637)

Income taxes	7	-	-

Net loss		(95,834)	(433,637)
Other comprehensive income:
Foreign currency translation
adjustments		398,396	33,737

Comprehensive income(loss)		$302,562	$(399,900)

Basic and diluted loss per share	6	$(0.001)	$(0.008)

Weighted average number of share
outstanding	6	81,010,491	51,638,874

For the period ended December 31, 2011, we incurred a loss from operations of $95,834. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. Accounting and Legal fees reflect costs incurred for regulatory filings and due diligence conducted on lodging and leisure businesses in the PRC. Terminating our business operations in the PRC also caused our revenues to decrease to $80,910 for the period ended December 31, 2011. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc. This allowed the Company to direct all the Company’s resources towards implementing our new business operations in the PRC. The scope of which included conducting due diligence on several identified acquisition targets with a well establish business in the lodging and leisure industries in the PRC, as well as conducting comprehensive market research specifically on high growth second-tier cities in the PRC.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.
ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2011, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: February 13, 2012	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)