Form 10-Q/A
period 2011-12-31
CN Dragon Corp
filed 2012-02-21
CIK 1164012

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

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

			As at
	Note		December 31, 2011	March 31, 2011
ASSETS			(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2	(l)	$1,523	$1,898
Deposits and prepaid expense			227,397	18,320
Other receivables			1,407,550	1,210,775

Total current assets			1,636,470	1,230,993
Property, plant and equipment, net	3		7,111	11,456
Goodwill			63,967	63,967

TOTAL ASSETS			$1,707,548	$1,306,416

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable			$58,852	$69,003
Accrued liabilities			325,556	209,156
Loans payable to shareholders			14,583	14,583
Other payables			10,569	18,248

Total current liabilities			409,560	310,990

TOTAL LIABILITIES			$409,560	$310,990

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

		As at
	Note	December 31, 2011	March 31, 2011
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
December 31, 2011 and March 31, 2011	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(7,835,682)	(7,739,848)
Accumulated other comprehensive income		2,023,217	1,624,821

		$1,297,988	$995,426

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$1,707,548	$1,306,416

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		Nine Months ended December 31
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$80,910	$444,193
Cost of net revenues		-	(391,564)

Gross profit		80,910	52,629
Operating expenses:
Selling and distribution		-	-
General and administrative		(176,744)	(486,266)

Loss before income taxes		(95,834)	(433,637)

Income taxes	6	-	-

Net loss		(95,834)	(433,637)
Other comprehensive income:
Foreign currency translation
adjustments		398,396	33,737

Comprehensive income(loss)		$302,562	$(399,900)

Basic and diluted loss per share	5	$(0.001)	$(0.008)

Weighted average number of share
outstanding	5	81,010,491	51,638,874

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		Three Months ended December 31
	Note	2011	2010
		(Unaudited)	(Unaudited)
Net revenues		$27,546	$80,381
Cost of net revenues		-	(54,102)

Gross profit		27,546	26,279
Operating expenses:
General and administrative		(59,398)	(136,665)

Loss before income taxes		(31,852)	(110,386)

Income taxes		-	-

Net loss		(31,852)	(110,386)
Other comprehensive income:
Foreign currency translation
adjustments		4,098	33,737

Comprehensive loss		$(27,754)	$(76,649)

Basic and diluted loss per share	5	$(0.001)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	51,638,874

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND MARCH 31, 2011
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share

Balance, May 1, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)
Issuance for service	-	1,353,500	1,354	553,581	-	-	554,935
Issuance for share capital	-	35,852,200	35,852	496,311	-	-	532,163
Net loss	-	-	-	-	(897,775)	-	(897,775)
Foreign currency
translation adjustment	-	-	-	-	-	1,567,182	1,567,182

Balance, March 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(95,834)	-	(95,834)

Foreign currency

translation adjustment	-	-	-	-	-	398,396	398,396

Balance, December 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,835,682)	$2,023,217	$1,297,988

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
(Stated in US Dollars)

5. EARNING PER SHARE

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

6. INCOME TAXES

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

7. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

8. SUBSEQUENT EVENT

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

CN DRAGON CORPORATION

Date: February 17, 2012	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)