Form 10-K
period 2012-03-31
CN Dragon Corp
filed 2012-06-29
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates since June 27, 2012 (an aggregate 19,463,291 out of a total of 81,010,491 shares outstanding) was approximately $1,654,380 computed by reference to the closing price of $0.085, as quoted on www.otcmarkets.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 27, 2012, there were 81,010,491 shares of our common stock issued and outstanding.

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

Business Description

    CNDC is engaging in consulting business. CNDC was incorporated under the laws of the British Virgin Islands on March 26, 2008. CNDC operates through its wholly-owned subsidiary, CN Dragon Holdings Ltd, which was incorporated in Hong Kong. At the very beginning, we have been providing consulting and management services to hotel investors and owners in the PRC. We offer financial advisory services to clients.

Operations Management

CNDC’s underlying goal is to enhance candid consultant & management services. Our operations management services include:

•	Restructuring operations & procedures
•	Supplies procurement

•	Implement enhanced management systems, including financial reporting system;
•	Human resource management & training

•	Marketing & promotions

Financial Advisory

CNDC’s financial advisory services provide integrated investment and added-value solutions for businesses. Services offered include customized investment advice, business consultation, mentorship programs, and capital raising strategies (debt & equity). Individual advice is tailored having conducted due diligence on the venture and the range of financial instruments available for closing a deal.

Employees

CNDC has been hiring 1 part-time employee at March 31, 2012 because the Company did not have projects on hand. When the timing is right, CNDC will hire additional full time employees to implement its plans to expand its business.

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

In order to better achieve these objectives, the company pursuant to the Spin-Off relinquished and transferred administrative control of its wholly-owned subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.) to ATB Company, a Colorado corporation, (“ATB”). This transaction was executed in accordance with an Administrative Control Transfer Agreement, effective February 18, 2010, between CN Dragon Corporation, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and ATB Company.

In accordance with the Spin-Off, record shareholders of CN Dragon Corporation as of February 12, 2009 (the “Record Date”) will receive one common share of Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.) for everyone one share of CN Dragon Corporation common stock owned. Accordingly, ATB Company will receive 40 million shares of common stock in Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada) and China Teletech Limited (fka. Stream Horizons Studio, Inc.), represents 56% controlling interest in each.

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

Risks Related To Our Company

In terms of consultant business, we are a development stage company and have little to no operating history upon which to evaluate our business.

We have a limited operating history and may not succeed. Our business strategy is “proposed” and “intended” but we may not be able to successfully implement it. Our primary business purpose is consultant service in Hong Kong. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the operation of our business. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

We are a Nevada company and most of our assets are located outside of the United States. Most of our current operations will be conducted in the Hong Kong. In addition, all of our directors and officers are nationals and residents of countries other than the United States. All of the assets of these persons are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, all of whom are not residents in the United States and whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.

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

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the Symbol “DRGN.  The stock price of our stock has been extremely volatile and an active public market for our common stock may not develop or be sustained. The following table sets forth the high and low bid quotations of our common stock as reported by Pink OTC Markets for each quarterly period within the last two fiscal years ended March 31, 2012 and have been adjusted to reflect our 100:1 reverse split which took effect on January 11, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

		High	Low
2010	Second Quarter	$1.05	$0.15
	Third Quarter	$0.50	$0.15
	Fourth Quarter	$0.45	$0.15
2011	First Quarter	$0.20	$0.15

		High	Low
2011	Second Quarter	$0.15	$0.15
	Third Quarter	$0.15	$0.15
	Fourth Quarter	$0.25	$0.02
2012	First Quarter	$0.03	$0.02

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

Holders

As of March 31, 2012, we had 121 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Action Stock Transfer Corporation, of S. Highland Drive, Suite 300, Salt Lake City, Utah to act as our transfer agent.

Dividends

We have not declared any dividends on our common stock during the two fiscal years ended March 31, 2012 and 2011, or in any subsequent period. We do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2012.  The following table depicts the identity of the subsidiaries:

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

During the reporting period, there was $63,976 impairment loss for goodwill.

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2012 amounted to $34,434, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Years ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Year-ended March 31, 2012 US$	Year-ended March 31, 2011 US$
Net Revenues	109,040	451,710
Cost of Net Revenue	(16,462)	(391,388)
Gross Profit	92,578	60,322
Operating Expenses: Selling and Distribution General and administrative	- (1,549,778)	- (958,097)
Income (Loss) Before Income Taxes	(1,457,200)	(897,775)
Income Taxes	-	-
Net Profit (Loss)	(1,457,200)	(897,775)

        For the year ended March 31, 2012, we incurred a loss from operations of $1,457,200. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees.

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

Off-balance Sheet Arrangements

We maintain no significant Off-balance Sheet Arrangements

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

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

 In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards Codification TM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

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

        In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

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

Item 9A (T).	Controls and Procedures.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2012, the Company's internal control over financial reporting was effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth the name, age and position of our current directors and executive officers:
Name	Age	Position(s)	Tenure

Teck Fong Kong	40	President Chief Executive Officer Director	12/2009 – Present
Chong Him Lau	47	Chief Financial Officer Secretary Treasurer Director	12/2009 – Present
Shing Hin Li	54	Director	08/2010 - Present

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

Shing Hin Li - Director

Mr. Li is one of our directors. He was Senior Vice President of Rosedale Hotel Holdings Ltd, formally known as Wing On Travel Holdings Ltd (HKSE: 1189) from 2005 to 2010.  Mr. Li has over 20 years of Corporate & Strategic development & management experience in construction and property development as well as hotel and travel related sectors. His previous positions include Regional General Manager and Director of Memteck Products Pte, Ltd., a wholly owned subsidiary of Hanny Holdings, Ltd. (HKSE: 0275) from 1995 to 2005; and Regional General Manager and Director of Paul Y. Construction & Development (Asia) Ltd., a wholly owned subsidiary of PYI Corporation Ltd (HKSE: 0498) from 1991 to 1997. Mr. Li has a Master of Business Administration majoring in Finance from the University of Hull, UK (in 1993) and is a founding fellow of the Society of Project Managers in Singapore (in 1995).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2012, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

							Non-Equity	Nonqualified	All
Name and							Incentive	Deferred	Other
Principal					Stock	Option	Plan	Compen- sation	Compen
Position	Year	Salary		Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Teck Fong Kong	2012	0		0	0	0	0	0	0	0
President, Chief Executive Officer, and Current Director	2011	0		0	0	0	0	0	0	0

Chong Him Lau	2012	0		0	0	0	0	0	0	0
Chief Financial Officer, Secretary and Director	2011	0		0	0	0	0	0	0	0

Shing Hin Li	2012	0		0	0	0	0	0	0	0
Director	2011	0	0	0	0	0	0	0	0	0

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

The following table sets forth certain information regarding the beneficial ownership of the 81,010,491 issued and outstanding shares of our common stock by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned
Teck Fong Kong(1)	157,500	*
Chong Him Lau(1)	0	*
Shing Hin Li(1)	0	*
CNDC Group Ltd(2)	36,042,500	44.49%
China Gate Holdings Ltd(2)	25,347,200	31.29%
All Officers and Directors as Group	157,000	*
Total	61,546,700	75.97%

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

CNDC is a consulting group. CNDC was incorporated under the laws of the British Virgin Islands on March 26, 2008. CNDC operates through its wholly-owned subsidiary, CN Dragon Holdings Ltd, which was incorporated in Hong Kong. From its inception, CNDC has been engaged in providing consulting and management services.

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

On August 26, 2010, the Company issued of 35,852,200 restricted shares of the Corporation’s common stock to CNDC Group, Ltd. upon conversion of a $1,792,610 convertible promissory note held by CNDC Group, Ltd.  The issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

Audit Fees

Albert Wong & Co., CPA., billed us $10,000 and $10,000 in audit fees during the year ended March 31, 2012 and 2011 respectively.

Audit-Related Fees

We did not pay any fees to Albert Wong & Co., CPA., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2012.

Tax and All Other Fees

We did not pay any fees to Albert Wong & Co., CPA., for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Albert Wong & Co., CPA., and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2012, and for the year then ended, none of the hours expended on Albert Wong & Co., CPA., engagement to audit those financial statements were attributed to work by persons other than Albert Wong & Co., CPA.’s, full-time, permanent employees.

Item 15.                                Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2012 and 2011

Statements of Cash Flows for the years ended March 31, 2012 and 2011

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K	8/15/2011

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group, Ltd.	10.1	8-K	5/21/10

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corporation

Date: June 29, 2012	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

CN DRAGON CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Stated in US dollars)

CN DRAGON CORPORATION

  CONTENTS                                                                                       PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 19

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086
ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The Board of Directors and Stockholders of
CN Dragon Corporation (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of CN Dragon Corporation and subsidiaries (“the Company”) as of March 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CN Dragon Corporation as of March 31, 2012 and 2011 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 7 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Albert Wong & Co.
Hong Kong, China
Albert Wong & Co.
June 28, 2012
Certified Public Accountants

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2012 AND 2011
(Stated in US Dollars)

		As at,

		March 31,	March 31,
	Note	2012	2011
ASSETS
Current assets
Cash and cash equivalents	2(l)	$34,434	$1,898
Deposits and prepaid expense		13,845	18,320
Other receivables		62,241	1,210,775

Total current assets		110,520	1,230,993
Property, plant and equipment, net	3	6,318	11,456
Goodwill		-	63,967

TOTAL ASSETS		$116,838	$1,306,416

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$38,808	$69,003
Accrued liabilities		246,811	209,155
Loans payable to shareholders		288,115	14,583
Other payables		1,000	18,248

Total current liabilities		574,734	310,990

TOTAL LIABILITIES		$574,734	$310,990

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2012 AND 2011
(Stated in US Dollars)

		As at,
	Note	March 31,	March 31,
		2012	2011
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized; 81,010,491
shares issued and outstanding
as of March 31,2012 and March 31, 2011	4	$81,011	$81,011
Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,197,048)	(7,739,848)
Accumulated other comprehensive income/(loss)		1,628,699	1,624,821

		$(457,896)	$995,426

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$116,838	$1,306,416

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

		Years ended March 31,
	Note	2012	2011

Net revenues		$109,040	$451,710
Cost of net revenues		(16,462)	(391,388)

Gross profit		92,578	60,322
Operating expenses:
General and administrative		(1,549,778)	(958,097)

Loss before income taxes		(1,457,200)	(897,775)

Income taxes	5	-	-

Net loss		(1,457,200)	(897,775)

Other comprehensive income:
Foreign currency translation adjustment		3,878	32,538

Comprehensive loss		$(1,453,322)	$(865,238)

Basic and diluted loss per share	4	$(0.018)	$(0.015)

Weighted average number of share
outstanding	4	81,010,491	58,664,189

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31,2012 AND 2011
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	Deficit	income	Total
	share	share
Balance, May 1, 2010	-	43,804,791	$43,805	$5,979,550	$(6,842,073)	$57,639	$(761,079)
Issuance for service	-	1,353,500	1,354	553,581	-	-	554,935
Issuance for share capital	-	35,852,200	35,852	496,311	-	-	532,163
Net loss	-	-	-	-	(897,775)	-	(897,775)
Foreign currency translation adjustment	-	-	-	-	-	1,567,182	1,567,182

Balance, March 31, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	Deficit	income	Total
	share	share
Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(1,457,200)	-	(1,457,200)
Foreign currency translation adjustment	-	-	-	-	-	3,878	3,878
Balance, March 31, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

	For the years ended,

	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net loss	$(1,457,200)	$(897,775)
Depreciation	1,504	11,100
Loss on disposal of fixed assets	-	3,444
Goodwill written off	63,967	353,607
Adjustments to reconcile net income to net cash provided by operating activities:

Accounts receivables	-	21,737
Inventories	-	144,007
Deposits and prepaid expense	4,475	232,603
Other receivables	1,148,534	100,956
Amounts due to the related companies		(1,785,707)
Amounts due to shareholders		(105,430)
Accounts payable	(30,195)	(221,639)
Other payables	(17,248)	(1,106,743)
Accrued liabilities	37,654	186,754

Net cash used in operating activities	(248,509)	(3,063,086)

Cash flows from investing activities

Disposal of plant and equipment	-	277,625
Acquisition of plant and equipment	-	(52,030)

Net cash provided by/(used in) investing activities	-	225,595

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,087,099

Net cash provided by financing activities	-	1,087,099

Net cash and cash equivalents sourced (used)	(248,509)	(1,750,392)

Effect of foreign currency translation on cash
and cash equivalents	281,045	1,721,596

Cash and cash equivalents – beginning of year	1,898	30,694

Cash and cash equivalents – end of year	$34,434	$1,898

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
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

On May 17, 2010, pursuant to the terms of the Agreement for Share Exchange, the Company acquired CNDC Corporation (“CNDC BVI”), and its wholly-owned subsidiaries, CN Dragon Holdings Limited (“CN Dragon Holdings”) and Zhengzhou Dragon Business Limited (“Zhengzhou Dragon”). This transaction was accounted for as a “reverse merger” with CNDC BVI deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of CNDC BVI, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of the Company and CNDC BVI, the historical operations of CNDC BVI and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

CNDC BVI was established under the laws of the British Virgin Islands on March 26, 2008. The Company currently operates through itself and two subsidiaries, CN Dragon Holdings Limited and Zhengzhou Dragon Business Limited which were incorporated in Hong Kong and the People’s Republic of China (the PRC) respectively.

The Company and its subsidiaries (hereinafter, collectively referred to as (the “Group”) are engaged in general consultant service, as well as advisory and consulting services to the hospitality, tourism and real estate industries in the PRC.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31,2012.  The following table depicts the identity of the subsidiaries:

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

Year ended	March 31, 2012	March 31, 2011
RMB : USD exchange rate	6.3185	6.5563
Average period ended
RMB : USD exchange rate	6.3968	6.7061

Year ended	March 31, 2012	March 31, 2011
HKD : USD exchange rate	7.7644	7.7884
Average period ended
HKD : USD exchange rate	7.7777	7.7749

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $nil and $92,892 included in general and administrative expenses for the years ended March 31, 2012, and 2011 respectively.

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

                      (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31,2012 amounted to $33,433, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards Codification TM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

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

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2012	2011
At cost
Office equipment	12,764	15,604

	12,764	15,604
Less: accumulated depreciation	(5,652)	(4,148)

	$7,112	$11,456

Depreciation expenses are included in the statements of income as follows:

	2012	2011

General and administrative expenses	$1,504	$11,100

4.  SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the years ended March 31,
	2012	2011
Earnings:
Earnings for the purpose of basic loss per share	$(1,457,200)	$(897,775)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per share	$(1,457,200)	$(897,775)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	58,664,189
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	58,664,189

5.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated assessable profits for the years ended March 31, 2012 and 2011.

No deferred tax has been provided as there is no material temporary difference arising for the years ended March 31, 2012 and 2011.

6.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

For the year ended March 31, 2012, the Company has generated revenue of $109,040 and has incurred an accumulated deficit $9,197,048. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

7.  CONTINGENT LIABILITIES

Pending litigation

There is a civil lawsuit previous entered and currently pending in Supreme Court of British Columbia, Canada against the Company. The case was filed by the ex-management as Claimant in May, 2009 and the prior management of the Company had entered into a Settlement Agreement with the Claimant. Base on the information from the prior management that they had paid compensation pursuant to the terms of a Settlement Agreement. The Company did not require paying any settlement expenses in this civil case. The Company is waiting for the Claimant to file the out-of court settlement motion and the approval from the British Columbia Supreme Court to dismiss the matter pursuant to the Settlement Agreement. The Settlement amount is approximately $35,000, and the merits of the claim are unknown.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through June 28, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.