Form 10-K/A
period 2012-03-31
CN Dragon Corp
filed 2012-07-16
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
Amendment #1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes [  ] No[X]

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended March 31, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Balance Sheets at March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2012 and 2011

Statements of Cash Flows for the years ended March 31, 2012 and 2011

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K	8/15/2011

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group, Ltd.	10.1	8-K	5/21/10

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1	10-K	6/29/12

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2	10-K	6/29/12

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	10-K	6/29/12

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	10-K	6/29/12

XBRL Instance Document	101.INS *			X

XBRL Taxonomy Extension Schema Document	101.SCH*			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL*			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF*			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB*			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE*			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corporation

Date: July 13, 2012	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)