Form 10-Q
period 2012-06-30
CN Dragon Corp
filed 2012-08-15
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 000-53771

CN DRAGON CORPORATION
(Exact Name of registrant as specified in its charter)

Nevada		98-0358149
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong (Address of principal executive offices)

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
[   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2012, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

		As at
	Note	June 30, 2012	March 31, 2012
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$6,612	$34,434
Deposits and prepaid expense		31,914	13,845
Other receivables		63,307	62,241

Total current assets		101,833	110,520
Property, plant and equipment, net	3	28,317	6,318

TOTAL ASSETS		$130,150	$116,838

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$35,595	$38,808
Accrued liabilities		246,937	246,811
Loans payable to shareholders		347,447	288,115
Other payables		1,000	1,000

Total current liabilities		630,979	574,734

TOTAL LIABILITIES		$630,979	$574,734

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

		As at
	Note	June 30, 2012	March 31, 2012
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
June 30, 2012 and March 31, 2012	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,239,183)	(9,197,048)
Accumulated other comprehensive income		1,627,901	1,628,699

		$(500,829)	$(457,896)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$130,150	$116,838

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

		Periods ended June 30
	Note	2012	2011
		(Unaudited)	(Unaudited)
Net revenues		$29,560	$26,820
Cost of net revenues		-	-

Gross profit		29,560	26,820
Operating expenses:
Selling and distribution		-	-
General and administrative		(71,695)	(46,916)

Loss before income taxes		(42,135)	(20,096)

Income taxes	6	-	-

Net Loss		(42,135)	(20,096)
Other comprehensive income:
Foreign currency translation
adjustments		(798)	398,188

Comprehensive gain/(loss)		$(42,933)	$378,092

Basic and diluted loss per share	5	$(0.00052)	$(0.00025)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	Shares	Shares

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(1,457,200)	-	(1,457,200)
Foreign currency
translation adjustment	-	-	-	-	-	3,878	3,878

Balance, March 31, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)

Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048))	$1,628,699	$(457,896)
Net loss	-	-	-	-	(42,135)	-	(42,135)
Foreign currency
Translation adjustment	-	-	-	-	-	(798)	(798)

Balance, June 30, 2012	-	81,010,491	$81,011	$7,029,442	$(9,239,183)	$1,627,901	$(500,829)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	For the periods ended June 30,
	2012	2011
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(42,135)	$(20,096)
Depreciation	1,800	781

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(18,070)	(208,627)
Other receivables	(1,066)	(190,644)
Accrued liabilities	127	21,790
Amount due to a director	59,332	-
Accounts payable	(3,213)	(1,520)
Net cash used in operating activities	(3,225)	(398,316)

Cash flows from investing activities
Purchase of plant and equipment	(22,962)	-

Net cash used in investing activities	(22,962)	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	(26,187)	(398,316)

Effect of foreign currency translation on cash and cash
equivalents	(1,635)	398,189

Cash and cash equivalents – beginning of period	34,434	1,898

Cash and cash equivalents – end of period	$6,612	$1,771

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through June 30, 2012.  The following table depicts the identity of the subsidiaries:

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

Period ended	June 30, 2012	June 30, 2011
RMB : USD exchange rate	6.3089	6.4678
Average three-month ended
RMB : USD exchange rate	6.3078	6.4898

Year ended	June 30, 2012	June 30, 2011
HKD : USD exchange rate	7.7570	7.7844
Average three month ended
HKD : USD exchange rate	7.7612	7.7771

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(h) Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in Hong Kong. The Group does not maintain any bank accounts in the United States of America.

(i) Revenue recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

(j) Operating lease rental

 The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended June 30, 2012 and 2011 respectively.

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

(n) Recent accounting pronouncements

 3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	June 30, 2012	March 31, 2012
At cost
Office equipment	$12,449	$11,970
Furniture and fixtures	23,331	-

	35,780	11,970
Less: accumulated depreciation	(7,463)	(5,652)

	$28,317	$6,318

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	June 30, 2012	March 31, 2012

General and administrative expenses	$1,800	$781

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended June 30,
	2012	2011
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(42,135)	$(20,096)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(42,135)	$(20,096)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	45,158,291
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	45,158,291

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the quarter ended June 30, 2012 and 2011.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended June 30, 2012 and 2011.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended June 30, 2012 and 2011.

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

For the period ended June 30, 2012, the Company has generated revenue of $29,560 and has incurred an accumulated deficit $9,239,183. As of June 30, 2012, its current liabilities exceed its current assets by $529,146, which may not be sufficient to pay for the operating expenses in the next 9 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 9, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests.  The following table depicts the identity of the subsidiaries:

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at June 30, 2012 amounted to $770, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended June 30, 2012 and 2011

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Periods ended June 30
	2012	2011
	(Unaudited)	(Unaudited)
Net revenues	$29,560	$26,820
Cost of net revenues	-	-

Gross profit	29,560	26,820
Operating expenses:
Selling and distribution	-	-
General and administrative	(71,695)	(46,916)

Loss before income taxes	(42,135)	(20,096)

Income taxes	-	-

Net loss	(42,135)	(20,096)
Other comprehensive income:
Foreign currency translation
adjustments	(798)	398,188

Comprehensive (loss)/gain	$(42,933)	$378,092

Basic and diluted loss per share	$(0.00052)	$(0.00025)

Weighted average number of share
outstanding	81,010,491	45,158,291

For the period ended June 30, 2012, we incurred a loss from operations of $42,135. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. Accounting and Legal fees reflect costs incurred for regulatory filings. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc.

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

Off-balance Sheet Arrangements

We maintain no significant Off-balance Sheet Arrangements

Future Goals

In the next 9 months, our goal is to fully establish our business in the PRC. We plan to make acquisitions of existing operating hotel assets, and/or by developing, redeveloping hotel assets under our brand. Our long term goal is to build an asset based portfolio of hotels & resorts throughout the PRC’s emerging second-tier cities that are renown for tourism. To achieve our goals, we plan on making a private placement of our securities to raise the funds necessary. The development or acquisition of a suitable hotel asset is dependent upon sufficient financing and the identification of suitable development, or operating hotel.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2012, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: August 9, 2012	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)