Form 10-Q
period 2012-09-30
CN Dragon Corp
filed 2012-11-19
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
[   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2012, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

		As at
	Note	September 30, 2012	March 31, 2012
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$3,056	$34,434
Deposits and prepaid expense		31,927	13,845
Other receivables		63,316	62,241

Total current assets		98,299	110,520
Property, plant and equipment, net	4	26,538	6,318

TOTAL ASSETS		$124,837	$116,838

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$33,097	$38,808
Accrued liabilities		247,029	246,811
Loans payable to shareholders		410,910	288,115
Other payables		1,000	1,000

Total current liabilities		692,036	574,734

TOTAL LIABILITIES		$692,036	$574,734

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

		As at
	Note	September 30, 2012	March 31, 2012
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
September 30, 2012 and March 31, 2012	6	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,305,338)	(9,197,048)
Accumulated other comprehensive income		1,627,686	1,628,699

		$(567,199)	$(457,896)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$124,837	$116,838

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

		Six Months ended September 30
	Note	2012		2011
		(Unaudited)		(Unaudited)
Net revenues		$60,029		$53,354
Cost of net revenues			-	-

Gross profit		60,029		53,354
Operating expenses:
General and administrative		(168,319)		(117,328)

Loss before income taxes		(108,290)		(63,974)

Income taxes	7	-		-

Net loss		(108,290)		(63,974)
Other comprehensive income:
Foreign currency translation
adjustments		(1,013)		394,298

Comprehensive income(loss)		$(109,303)		$330,324

Basic and diluted loss per share	6	$(0.001)		$(0.001)

Weighted average number of share
outstanding	6	81,010,491		81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

		Three Months ended September 30
	Note	2012	2011
		(Unaudited)	(Unaudited)
Net revenues		$30,447	$26,561
Cost of net revenues		-	-

Gross profit		30,447	26,561
Operating expenses:
General and administrative		(96,573)	(70,454)

Loss before income taxes		(66,126)	(43,893)

Income taxes	7	-	-

Net loss		(66,126)	(43,893)
Other comprehensive income:
Foreign currency translation
adjustments		4,098	(3,890)

Comprehensive loss		$(62,028)	$(47,783)

Basic and diluted loss per share	6	$(0.001)	$(0.001)

Weighted average number of share
outstanding	6	81,010,491	81,010,491

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income	Total
	share	Share

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(1,457,200)	-	(1,457,200)
Foreign currency
translation adjustment	-	-	-	-	-	3,878	3,878

Balance, March 31, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)

Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)
Net loss	-	-	-	-	(108,290)	-	(108,290)

Foreign currency
translation adjustment	-	-	-	-	-	(1,013)	(1,013)

Balance, September 30, 2012	-	81,010,491	$81,011	$7,029,442	$(9,305,338)	$1,627,686	$(567,199)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

	For the periods ended September 30,
	2012	2011
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(108,290)	$(321,004)
Depreciation	3,604	6,821

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(18,082)	626,847
Amounts due to the related companies		(1,417,284)
Other receivables	(1,075)	-
Accrued liabilities	219	2,171
Loans from shareholders	122,794	414,575
Other payable	-	(24,384)
Accounts payable	(5,710)	-

Net cash generated from (used in)
operating activities	(6,540)	(685,374)
Cash flows from investing activities

Invest in restricted cash	-	(1,000)
Purchase of plant and equipment	(23,825)	(47,740)

Net cash used in investing activities	(23,825)	(48,740)

Cash flows from financing activities
Loans payable to stockholders	-	127,934
Net cash provided by financing activities	-	127,934

Net cash and cash equivalents sourced
(used)	(30,365)	(606,180)

Effect of foreign currency translation on cash and cash equivalents	(1,013)	405,080

Cash and cash equivalents – beginning of period	34,434	207,648

Cash and cash equivalents – end of period	$3,056	$6,548

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

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

CNDC BVI was established under the laws of the British Virgin Islands on March 26, 2008. The Company currently operates through itself and two subsidiaries, CN Dragon Holdings Limited which were incorporated in Hong Kong.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through September 30, 2012.  The following table depicts the identity of the subsidiaries:

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

Period ended	September 30, 2012	September 30, 2011
RMB : USD exchange rate	6.3190	6.3885
Average period ended
RMB : USD exchange rate	6.3200	6.4476

Year ended	September 30, 2012	September 30, 2011
HKD : USD exchange rate	7.7539	7.7929
Average period ended
HKD : USD exchange rate	7.7553	7.7850

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $37,401 and 47,707 included in general and administrative expenses for the periods ended September 30, 2012 and 2011 respectively.

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

                   (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at September 30, 2012 amounted to $3,056 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

                     (n) Recent accounting pronouncements

 In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

3.    PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	September 30, 2012	March 31, 2012
At cost
Office equipment	$35,794	$11,970
		-

	35,794	11,970
Less: accumulated depreciation	(9,256)	(5,652)

	$26,538	$6,318

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	September 30, 2012	March 31, 2012

General and administrative expenses	$3,604	$781

5.    AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

6.    EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended September 30,
	2012	2011
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(108,290)	$(63,974)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
Share	$(108,290)	$(63,974)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	52,052,945
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	52,052,945

7.    INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended September 30, 2012 and 2011.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended September 30, 2012 and 2011.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended September 30, 2012 and 2011.

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

For the period ended September 30, 2012, the Company has generated revenue of $60,029 and has incurred an accumulated deficit $9,305,338. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

9.    SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through November 15, 2012, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at September 30, 2012 amounted to $3,056, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended September 30, 2012 and 2011

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

		Six Months ended September 30
	Note	2012	2011
		(Unaudited)	(Unaudited)
Net revenues		$60,029	$53,354
Cost of net revenues		-	-

Gross profit		60,029	53,354
Operating expenses:
General and administrative		(168,319)	(117,328)

Loss before income taxes		(108,290)	(63,974)

Income taxes	7	-	-

Net loss		(108,290)	(63,974)
Other comprehensive income:
Foreign currency translation
adjustments		(1,013)	394,298

Comprehensive income(loss)		$(109,303)	$330,324

Basic and diluted loss per share	6	$(0.001)	$(0.001)

Weighted average number of share
outstanding	6	81,010,491	52,052,945

For the period ended September 30, 2012, we incurred a loss from operations of $108,290. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees.

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

Off-balance Sheet Arrangements

    We maintain no significatant Off-balance Sheet Arrangements

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

Recent Accounting Pronouncements

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2012, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: November 15, 2012	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)