Form 10-Q/A
period 2012-09-30
CN Dragon Corp
filed 2012-11-19
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment #1)

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

Explanatory Note

This Form 10-Q (Amendment #1) for the period ended September 30, 2012, is being filed solely for the purpose of filing Exhibits 31.1, 31.2, 32.1 and 32.2.  No other changes have been made.

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