Form 10-Q
period 2012-12-31
CN Dragon Corp
filed 2013-02-20
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2012, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

		As at
	Note	December 31, 2012	March 31, 2012
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	2(l)	$3,865	$34,434
Deposits and prepaid expense		45,331	13,845
Other receivables		63,325	62,241

Total current assets		112,521	110,520
Property, plant and equipment, net	3	24,758	6,318

TOTAL ASSETS		$137,279	$116,838

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$32,735	$38,808
Accrued liabilities		247,120	246,811
Loans payable to shareholders		468,385	288,115
Other payables		1,000	1,000

Total current liabilities		749,240	574,734

TOTAL LIABILITIES		$749,240	$574,734

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

		As at
	Note	December 31, 2012	March 31, 2012
		(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
December 31, 2012 and March 31, 2012	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,349,875)	(9,197,048)
Accumulated other comprehensive income		1,627,461	1,628,699

		$(611,961)	$(457,896)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$137,279	$116,838

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

		Nine Months ended December 31
	Note	2012	2011
		(Unaudited)	(Unaudited)

Net revenues		$91,081	$80,910
Cost of net revenues		-	-

Gross profit		91,081	80,910
Operating expenses:
Selling and distribution		-	-
General and administrative		(243,908)	(176,744)

Loss before income taxes		(152,827)	(95,834)

Income taxes	6	-	-

Net loss		(152,827)	(95,834)
Other comprehensive income:
Foreign currency translation
adjustments		(1,238)	398,396

Comprehensive income(loss)		$(154,065)	$302,562

Basic and diluted loss per share	5	$(0.001)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

		Three Months ended December 31
	Note	2012	2011
		(Unaudited)	(Unaudited)

Net revenues		$31,016	$27,546
Cost of net revenues		-	-

Gross profit		31,016	27,546
Operating expenses:
General and administrative		(75,553)	(59,398)

Loss before income taxes		(44,537)	(31,852)

Income taxes	6	-	-

Net loss		(44,537)	(31,852)
Other comprehensive income:
Foreign currency translation
adjustments		37	4,098

Comprehensive loss		$(44,500)	$(27,754)

Basic and diluted loss per share	5	$(0.001)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2012 AND MARCH 31, 2012
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	deficit	income
	share	Share

Balance, April 1, 2011	-	81,010,491	$81,011	$7,029,442	$(7,739,848)	$1,624,821	$995,426
Net loss	-	-	-	-	(1,457,200)	-	(1,457,200)
Foreign currency
translation adjustment	-	-	-	-	-	3,878	3,878

Balance, March 31, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)

Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)
Net loss	-	-	-	-	(152,827)	-	(152,827)

Foreign currency
translation adjustment	-	-	-	-	-	(1,238)	(1,238)

Balance, December 31, 2012	-	81,010,491	$81,011	$7,029,442	$(9,349,875)	$1,627,461	$(611,961)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	For the periods ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(152,827)	$(95,834)
Depreciation	5,398	2,184

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(31,486)	(209,077)
Other receivables	(1,084)	(196,775)
Accrued liabilities	309	116,400
Other payable	-	(7,679)
Accounts payable	(6,073)	(10,151)
Net cash generated from (used in)
operating activities	(185,763)	(400,932)
Cash flows from investing activities

Purchase of plant and equipment	(23,838)	-

Net cash used in investing activities	(23,838)	-

Cash flows from financing activities
Loans payable to stockholders	180,270	-
Net cash provided by financing activities		-

Net cash and cash equivalents sourced
(used)	(29,331)	(400,932)

Effect of foreign currency translation on cash and cash
equivalents	(1,238)	400,557

Cash and cash equivalents – beginning of period	34,434	1,898

Cash and cash equivalents – end of period	$3,865	$1,523

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2012 AND 2011
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through March 31, 2012.  The following table depicts the identity of the subsidiaries:

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

(e)	Accounting for the impairment of long-lived assets

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

Period ended	December 31, 2012	December 31, 2011
RMB : USD exchange rate	6.3011	6.3585
Average period ended
RMB : USD exchange rate	6.2880	6.4259

Period ended	December 31, 2012	December 31, 2011
HKD : USD exchange rate	7.7509	7.7690
Average period ended
HKD : USD exchange rate	7.7507	7.7836

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and $63,621 included in general and administrative expenses for the periods ended December 31, 2012 and 2011 respectively.

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

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at December 31, 2012 amounted to $3,865 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	December 31, 2012	March 31, 2012
At cost
Office equipment	$35,808	$11,970

	35,808	11,970
Less: accumulated depreciation	(11,050)	(5,652)

	$24,758	$6,318

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	December 31, 2012	March 31, 2012

General and administrative expenses	$5,398	$781

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended December 31,
	2012	2011
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(152,827)	$(95,834)
Effect of dilutive potential share capital		-

Earnings for the purpose of diluted earnings (loss) per
Share	$(152,827)	$(95,834)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended December 31, 2012 and 2011.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended December 31, 2012 and 2011.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended December 31, 2012 and 2011.

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

For the period ended December 31, 2012, the Company has generated revenue of $91,081 and has incurred an accumulated deficit $9,349,875. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through February 9, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at December 31, 2012 amounted to $3,865, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended December 31, 2012 and 2011

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

		Nine Months ended December 31
	Note	2012	2011
		(Unaudited)	(Unaudited)

Net revenues		$91,081	$80,910
Cost of net revenues		-	-

Gross profit		91,081	80,910
Operating expenses:
Selling and distribution		-	-
General and administrative		(243,908)	(176,744)

Loss before income taxes		(152,827)	(95,834)

Income taxes	6	-	-

Net loss		(152,827)	(95,834)
Other comprehensive income:
Foreign currency translation
adjustments		(1,238)	398,396

Comprehensive income(loss)		$(154,065)	$302,562

Basic and diluted loss per share	5	$(0.002)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

For the period ended December 31, 2012, we incurred a loss from operations of $152,827. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees. This follows from the spin-off of our subsidiaries, Galaxy Networks, Inc. (USA), Galaxy Networks, Inc. (Canada), China Teletech Limited (fka. Stream Horizons Studio, Inc.) and sale of Precision Aviation, Inc. This allowed the Company to direct all the Company’s resources towards implementing our new business operations in the PRC.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2012, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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