Form 10-K/A
period 2012-03-31
CN Dragon Corp
filed 2013-03-28
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Amendment #2)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended March 31, 2012, is to amend Item # 7 and  Item #10.  No other changes have been made to the Form 10-K.  This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

NET REVENUES AND COST OF NET REVENUE

    The net revenue decreased to 109,040 from 451,710 which represented a 75.86% reduction. The revenue reduction was a result of increase competition and loss of customers.

    The cost of net revenue decreased to 16,462 from 391,388 which represented a 95.79% reduction. The cost of revenue reduction was due to the company reduced the usage of outside consultants. Instead, the Company resorted to internal staff to provide the services. Therefore, the cost of net revenue can have a substantial decrease.

GROSS PROFIT AND GROSS MARGIN

    The gross profit increase to 92,578 from 60,322 which represented a 53.47% increase. The gross margin was increased to 84.90% from 13.35%. The increased was due to the cost of net revenue decrease because of the cutting of outside consultants. Instead, the Company resorted to internal staff to provide the services. Therefore, the gross profit and gross margin can have a substantial increase.

OPERATING EXPENSES

    The loss from operations increased to 1,549,778 from 958,097 which represented a 61.76% increase. The increased was derived from the increase of accounting and legal fees and salary paid to staff.

INCOME (LOSS) BEFORE INCOME TAXES

    The loss from operations increased to 1,457,200 from 897,775 which represented a 62.31 percent increase. The increased was derived from the increased of operating expenses.

INCOME TAXES

    The company is not required to pay any income tax for the year ended December 31, 2012 and 2011 because of operating loss results.

NET PROFIT (LOSS)

    The net loss is equal to net loss before income taxes for the year ended December 31, 2012 and 2011 owing to no income tax incurred.

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

    Information about our Board and its Committees

Audit Committee

We currently do not have an audit committee and we do not have a financial expert serving on an audit committee.

We intend to create an audit committee at such time as our Board of Directors deems it necessary.  We intend to utilize an audit committee financial expert at such time as we create an audit committee.

Currently, our Board of Directors serves as our audit committee which we believe meets the Company’s needs at this time.

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

CN Dragon Corporation

Date: March 11, 2013	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)