Form 10-K
period 2013-03-31
CN Dragon Corp
filed 2013-07-11
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-90618

CN DRAGON CORPORATION
(Name of small business issuer as specified in its charter)

Nevada	98-0358149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16/F Paul Y Centre, 51 Hung To Rd. Kwun Tong, Kowloon, Hong Kong (Address of principal executive offices, including zip code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates since June 27, 2013 (an aggregate 19,463,291 out of a total of 81,010,491 shares outstanding) was approximately $194,633 computed by reference to the closing price of $0.01, as quoted on www.otcmarkets.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 27, 2013, there were 81,010,491 shares of our common stock issued and outstanding.

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

Operations Management

CNDC’s underlying goal is to enhance candid consultant & management services. Our operations management services include:

Restructuring operations & procedures;
Supplies procurement;
Implement enhanced management systems, including financial reporting system;
Human resource management & training;
Marketing & promotions.

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

Employees

CNDC has been hiring 1 part-time employee at March 31, 2013 because the Company did not have projects on hand. When the timing is right, CNDC will hire additional full time employees to implement its plans to expand its business.

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

The audit report included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.  The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We do not own any property. Our principal office is located at 16/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong.

Item 3.  Legal Proceedings.

We do not believe we are a party to any pending or ongoing legal proceeding responsive to this item.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the Symbol “DRGN.  The stock price of our stock has been extremely volatile and an active public market for our common stock may not develop or be sustained. The following table sets forth the high and low bid quotations of our common stock as reported by Pink OTC Markets for each quarterly period within the last two fiscal years ended March 31, 2013 and have been adjusted to reflect our 100:1 reverse split which took effect on January 11, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

		High	Low
2011	Second Quarter	$0.15	$0.15
	Third Quarter	$0.15	$0.15
	Fourth Quarter	$0.25	$0.02
2012	First Quarter	$0.03	$0.02

		High	Low
2012	Second Quarter	$0.14	$0.03
	Third Quarter	$0.23	$0.09
	Fourth Quarter	$0.09	$0.02
2013	First Quarter	$0.05	$0.02

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

Holders

As of March 31, 2013, we had 121 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Action Stock Transfer Corporation, of S. Highland Drive, Suite 300, Salt Lake City, Utah to act as our transfer agent.

Dividends

We have not declared any dividends on our common stock during the two fiscal years ended March 31, 2013 and 2012, or in any subsequent period. We do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2013.  The following table depicts the identity of the subsidiaries:

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2013 amounted to $9,446, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Years ended March 31, 2013 and 2012

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Year-ended March 31, 2013 US$	Year-ended March 31, 2012 US$
Net Revenues	128,503	109,040
Cost of Net Revenue	(67,206)	(16,462)
Gross Profit	61,297	92,578
Operating Expenses: Selling and Distribution General and administrative	- (267,994)	- (1,549,778)
Income (Loss) Before Income Taxes	(206,697)	(1,457,200)
Income Taxes	-	-
Net Profit (Loss)	(206,697)	(1,457,200)

For the year ended March 31, 2013, we incurred a loss from operations of $206,697. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees.

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

Off-balance Sheet Arrangements

We maintain no significant Off-balance Sheet Arrangements

Recent Accounting Pronouncements

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities -- Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

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

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

In April 2013, FASB Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) - Services Received from Personnel of an Affiliate. This ASU specifies the guidance that not-for-profit entities apply for recognizing and measuring services received from personnel of an affiliate. More specifically, the amendments in this ASU apply to not-for-profit entities, including not-for-profit, business-oriented health care entities that receive services from personnel of an affiliate that directly benefit the recipient not-for-profit entity and for which the affiliate does not charge the recipient not-for-profit entity. The amendments in this ASU require a recipient not-for-profit entity to recognize all services received from personnel of an affiliate that directly benefit the recipient not-for-profit entity. Those services should be measured at the cost recognized by the affiliate for the personnel providing those services. However, if measuring a service received from personnel of an affiliate at cost will significantly overstate or understate the value of the service received, the recipient not-for-profit entity may elect to recognize that service received at either: (a) the cost recognized by the affiliate for the personnel providing that service or; (b) the fair value of that service. The amendments in this ASU are effective prospectively for fiscal years beginning after June 15, 2014, and interim and annual periods thereafter. A recipient not-for-profit entity may apply the amendments using a modified retrospective approach under which all prior periods presented upon the date should be adjusted, but no adjustment should be made to the beginning balance of net assets of the earliest period presented. Early adoption is permitted.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

●
The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2013, the Company's internal control over financial reporting was effective.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth the name, age and position of our current directors and executive officers:
Name	Age	Position(s)	Tenure

Teck Fong Kong	41	President Chief Executive Officer Director	12/2009 – Present
Chong Him Lau	48	Chief Financial Officer Secretary Treasurer Director	12/2009 – Present
Shing Hin Li	55	Director	08/2010 - Present

Teck Fong Kong – President, Chief Executive Officer, Director

Mr. Kong is our President, Chief Executive Officer and one of our Directors.  Prior to joining the Company, Mr. Kong was appointed Executive Director of Kong Foo Leong & Sons Realty Sdn Bhd in May, 2008. He still presently serves in that capacity and is responsible for the overall planning, project management and marketing of a mixed township being developed on 1,000 acres of prime real estate in Malaysia.  From 2002 to 2008, Mr. Kong was the Chief Sales & Marketing Officer of MicroGreen Bio-Industry Berhad. Mr. Kong is experienced in both the construction and marketing stages of major property development projects.  Mr. Kong holds a Business Administration degree from the Oregon State University.

Chong Him Lau - Chief Financial Officer, Secretary, Treasurer, Director

Mr. Lau is our Chief Financial Officer, Secretary, Treasurer and one of our Directors.  Prior to joining the Company, Mr. Lau was Senior Vice President of MG BioGreen Sdn Bhd from September, 2005.  From 2004 to 2005, Mr. Lau was the Senior Accounting Manager of Hsin Textile (HK) Ltd.  Mr. Lau has over 20 years of experience in corporate finance, accounting and project management practices. He has represented multi-national corporations in the property development and travel services industries. His experiences have led him to gain extensive experience on investment and business practices in China and the regions of South-East Asia. Mr. Lau holds a Bachelor of Business Accounting and MBA degrees from the University of South Australia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2013, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compen- sation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Teck Fong Kong	2013	0	0	0	0	0	0	0	0
President, Chief Executive Officer, and Current Director	2012	0	0	0	0	0	0	0	0

Chong Him Lau	2013	0	0	0	0	0	0	0	0
Chief Financial Officer, Secretary and Director	2012	0	0	0	0	0	0	0	0

Shing Hin Li	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0

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
*           Less than 1%

(1)           The address is 16/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong
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

Transactions with Promoters

None.

Item 14. Principal Accounting Fees and Services.

Appointment of Auditors

Effective as of May 20, 2010, our Board of Directors appointed Albert Wong & Co., CPA as our new independent registered public accounting firm for the year ended March 31, 2012 and 2013.

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

Audit Fees

Albert Wong & Co., CPA., billed us $10,000 and $10,000 in audit fees during the year ended March 31, 2013 and 2012 respectively.

Audit-Related Fees

We did not pay any fees to Albert Wong & Co., CPA., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2013.

Tax and All Other Fees

We did not pay any fees to Albert Wong & Co., CPA., for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2013.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Albert Wong & Co., CPA., and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2013, and for the year then ended, none of the hours expended on Albert Wong & Co., CPA., engagement to audit those financial statements were attributed to work by persons other than Albert Wong & Co., CPA.’s, full-time, permanent employees.

Item 15.                                Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013 and 2012

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2013 and 2012

Statements of Cash Flows for the years ended March 31, 2013 and 2012

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K	8/15/2011

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group, Ltd.	10.1	8-K	5/21/10

Subsidiaries	21.1			X

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

XBRL Instance Document	101.INS			X

XBRL Taxonomy Extension Schema Document	101.SCH			X

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL			X

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF			X

XBRL Taxonomy Extension Label Linkbase Document	101.LAB			X

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corporation

/s/ Teck Fong Kong
Date: June 28, 2013	By: Teck Fong Kong
President Director CEO

/s/ Chong Him Lau
Chong Him Lau
Director, CFO

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086
ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA (Practicing)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of CN Dragon Corporation and subsidiaries (“the Company”) as of March 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CN Dragon Corporation as of March 31, 2013 and 2012 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Albert Wong & Co.
Hong Kong, China       Albert Wong & Co.
June 28, 2013       Certified Public Accountants

CN Dragon Corporation Consolidated Balance Sheets As at March 31, 2013 and 2012 (Stated in US Dollars)

	31-Mar-13	31-Mar-12
CURRENT ASSETS

Cash and Cash Equivalents	9,446	34,434
Deposits and prepaid expense	24,187	13,845
Other receivables	63,287	62,241
Total Current Assets	96,920	110,520

NON-CURRENT ASSETS
PROPERTY, PLANT and EQUIPMENT, net	33,569	6,318
Total Non-Current Assets	33,569	6,318

TOTAL ASSETS	130,489	116,838

CURRENT LIABILITIES
Accounts Payable	31,382	38,808
Accrued Liabilities	256,511	246,811
Loans payable to shareholders	514,372	288,115
Other payables	1,000	1,000
Total Current Liabilities	803,265	574,734

TOTAL LIABILITIES	803,265	574,734

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding	-	-

Common stock - $0.001 par value
250,000,000 shares authorized; 81,010,491
shares issued and outstanding
as of March 31,2013 and March 31, 2012	81,011	81,011
Additional paid-in capital	7,029,442	7,029,442
Accumulated deficits	(9,403,745)	(9,197,048)
Accumulated Other Comprehensive Loss	1,620,516	1,628,699
Non-controlling Interest
TOTAL DEFICIENCY	(672,776)	(457,896)

TOTAL LIABILITIES AND DEFICIENCY	130,489	116,838

See accompanying notes to consolidated financial statements

CN Dragon Corporation
Consolidated Statements of Operation and Comprehensive Loss
For the Years Ended March 31, 2013 and 2012
(Stated in US Dollars)

	2013	2012
	Mar-31	Mar-31

Net revenues	$ 128,503	$ 109,040
Cost of revenues	$ (67,206)	$ (16,462)
Total Revenues	$ 61,297	$ 92,578

General and Administrative Expenses	(267,994)	(1,549,778)

Gain/(Loss) before Income Taxes	(206,697)	(1,457,200)

Income Tax	-	-

Net Gain/(Loss)	(206,697)	(1,457,200)
Comprehensive Loss
Net Gain/(Loss)	(206,697)	(1,457,200)
Translation Adjustment	(8,183)	3,878
Comprehensive Gain/(Loss)	(214,880)	(1,453,322)

Per Share Data
Net Gain/(Loss) per Share, basic and diluted	$ (0.003)	$ (0.018)
Weighted Average Number of Common Shares Outstanding	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN Dragon Corporation
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2013 and 2012
(Stated in US Dollars)

	2013	2012
	Mar-31	Mar-31

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (206,697)	$ (1,457,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,264	1,504
Goodwill written off	-	63,967
Changes in Assets and liabilities:
Decrease (Increase) in deposit and prepayment	(10,342)	4,475
Decrease (Increase) in other receivable	(1,046)	1,148,534
(Decrease) Increase in accounts payable	(7,427)	(30,195)
(Decrease) Increase in loans payable to shareholders	226,257	-
(Decrease) Increase in other payable	-	(17,248)
(Decrease) Increase in accrued liabilities	9,701	37,654

NET CASH USED IN OPERATING ACTIVITIES	$ 21,710	$ (248,509)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of plant and equipment	(38,515)	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	(38,515)	0

CASH FLOWS FROM FINANCING ACTIVITIES	0	0

Effect of exchange rate changes on cash and	(8,183)	281,045
cash equivalents

NET INCREASE (DECREASE) IN CASH	(24,988)	32,536

CASH, and cash equivalents, beginning of year	34,434	1,898

CASH, and cash equivalents, end of year	9,446	34,434

See accompanying notes to consolidated financial statements

CN Dragon Corporation
Consolidated Statements of Stockholders' Equity
and Accumuliated Other Comprehensive Income
Form the Years Ended March 31, 2013 aned 2012
(Stated in US Dollars)

	Common Stock
	Number of shares	Amount	Additonal Paid in Capital	Accumulated Other Comprehensive Loss	Deficiency	Total Stockerholders' Deficiency
Balance as of April 1, 2011	81,010,491	$ 81,011	$ 7,029,442	$ 1,624,821	$ (7,739,848)	$ 995,426
Net Loss for the period					(1,457,200)	(1,457,200)
Translation adjustment				3,878.00		3,878
Balance as of March 31, 2012	81,010,491	81,011	7,029,442	1,628,699	(9,197,048)	(457,896)
Foreign Currency Translation				(8,183)		(8,183)
Net Loss for the period					(206,697)	(206,697)
Balance as of March 31, 2013	81,010,491	81,011	7,029,442	1,620,516	(9,403,745)	(672,776)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31,2013.  The following table depicts the identity of the subsidiaries:

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

(g)  Foreign Currency Traslation

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

Year ended	March 31, 2013	March 31, 2012
RMB : USD exchange rate	6.2741	6.3185
Average period ended
RMB : USD exchange rate	6.3048	6.3968

Year ended	March 31, 2013	March 31, 2012
HKD : USD exchange rate	7.7637	7.7644
Average period ended
HKD : USD exchange rate	7.7560	7.7777

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

(j)  Operating Lease Rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $nil and $nil included in general and administrative expenses for the years ended March 31, 2013, and 2012 respectively.

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

(l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2013 amounted to $9,446, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

(n) Recent accounting pronouncements

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities -- Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

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
In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.
The new amendments will require an organization to:

● Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

● Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

In April 2013, FASB Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) - Services Received from Personnel of an Affiliate. This ASU specifies the guidance that not-for-profit entities apply for recognizing and measuring services received from personnel of an affiliate. More specifically, the amendments in this ASU apply to not-for-profit entities, including not-for-profit, business-oriented health care entities that receive services from personnel of an affiliate that directly benefit the recipient not-for-profit entity and for which the affiliate does not charge the recipient not-for-profit entity. The amendments in this ASU require a recipient not-for-profit entity to recognize all services received from personnel of an affiliate that directly benefit the recipient not-for-profit entity. Those services should be measured at the cost recognized by the affiliate for the personnel providing those services. However, if measuring a service received from personnel of an affiliate at cost will significantly overstate or understate the value of the service received, the recipient not-for-profit entity may elect to recognize that service received at either: (a) the cost recognized by the affiliate for the personnel providing that service or; (b) the fair value of that service. The amendments in this ASU are effective prospectively for fiscal years beginning after June 15, 2014, and interim and annual periods thereafter. A recipient not-for-profit entity may apply the amendments using a modified retrospective approach under which all prior periods presented upon the date should be adjusted, but no adjustment should be made to the beginning balance of net assets of the earliest period presented. Early adoption is permitted.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

● The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

● The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

● Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.
This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

            Details of property, plant and equipment, net are as follows:

	2013	2012
At cost
Office equipment	35,749	12,433
Motor vehicle	15,199	-

	50,948	12,433

Less: accumulated depreciation	(17,379)	(6,115)

	$33,569	$6,318

Depreciation expenses are included in the statements of income as follows:

	2013	2012

General and administrative expenses	$11,264	$1,504

4.  SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the years ended March 31,
	2013	2012
Earnings:
Earnings for the purpose of basic loss per share	$(206,697)	$(1,457,200)
Effect of dilutive potential share capital		-

Earnings for the purpose of diluted earnings (loss) per share	$(206,697)	$(1,457,200)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	58,664,189
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	58,664,189

5.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated assessable profits for the years ended March 31, 2013 and 2012.

No deferred tax has been provided as there is no material temporary difference arising for the years ended March 31, 2013 and 2012.

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

For the year ended March 31, 2013, the Company has generated revenue of $128,503 and has incurred an accumulated deficit $9,403,745. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

7.  CONTINGENT LIABILITIES

Pending Legal Settlement

AThere is a civil lawsuit previous entered and currently pending in Supreme Court of British Columbia, Canada against the Company, filed by the ex-management as Claimant in May, 2009. The prior management of the Company had entered into a Settlement Agreement with the Claimant. The Company is waiting for the Claimant to file the out-of court settlement motion and the approval from the British Columbia Supreme Court to dismiss the matter pursuant to the Settlement Agreement. The Settlement amount is approximately $35,000, and the merits of the claim are unknown.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through June 28, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.