Form 10-Q
period 2013-06-30
CN Dragon Corp
filed 2013-08-22
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
[   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2013, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

		As at
	Note	June 30, 2013	March 31, 2013
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$7,484	$9,446
Deposits and prepaid expense		45,305	24,187
Other receivables		63,311	63,287

Total current assets		116,100	96,920
Property, plant and equipment, net	3	30,750	33,569

TOTAL ASSETS		$146,850	$130,489

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$31,414	$31,382
Accrued liabilities		247,180	256,511
Loans payable to shareholders		587,268	514,372
Other payables		1,000	1,000

Total current liabilities		866,862	803,265

TOTAL LIABILITIES		$866,862	$803,265

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

		As at
	Note	June 30, 2013	March 31, 2013
		(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
June 30, 2013 and March 31, 2013	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,466,874)	(9,403,745)
Accumulated other comprehensive income		1,636,409	1,620,516

		$(720,012)	$(672,776)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$146,850	$130,489

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

		Periods ended June 30
	Note	2013	2012
		(Unaudited)	(Unaudited)

Net revenues		$29,933	$29,560
Cost of net revenues		-	-

Gross profit		29,933	29,560
Operating expenses:
General and administrative		(93,062)	(71,695)

Loss before income taxes		(63,129)	(42,135)

Income taxes	6	-	-

Net Loss		(63,129)	(42,135)
Other comprehensive income:
Foreign currency translation
adjustments		15,893	(798)

Comprehensive gain/(loss)		$(47,236)	$(42,933)

Basic and diluted loss per share	5	$(0.0006)	$(0.00052)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in capital	Accumulated deficit	Comprehensive income
	Number of Shares	Number of Shares	Amount

Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)
Net loss	-	-	-	-	(206,697)	-	(206,697)
Foreign currency
translation adjustment	-	-	-	-	-	(8,183)	(8,183)

Balance, March 31, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)

Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)
Net loss	-	-	-	-	(63,129)	-	(63,129)
Foreign currency
translation adjustment	-	-	-	-	-	15,893	15,893

Balance, June 30, 2013	-	81,010,491	$81,011	$7,029,442	$(9,466,874)	$1,636,409	$(720,012)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

	For the periods ended June 30,
	2013	2012
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(63,129)	$(42,135)
Depreciation	2,872	1,800

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(21,117)	(18,070)
Other receivables	-	(1,066)
Accrued liabilities	(9,332)	127
Amount due to a director	72,895	59,332
Accounts payable	-	(3,213)
Net cash used in operating activities	(17,811)	(3,225)

Cash flows from investing activities
Purchase of plant and equipment	-	(22,962)

Net cash used in investing activities	-	(22,962)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	(17,811)	(26,187)

Effect of foreign currency translation on cash and cash
equivalents	15,849	(1,635)

Cash and cash equivalents – beginning of period	9,446	34,434

Cash and cash equivalents – end of period	$7,484	$6,612

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through June 30, 2013.  The following table depicts the identity of the subsidiaries:

Name of subsidiary	Place & date of Incorporation	Attributable equity Interest %	Share capital /registered capital

CNDC Corporation	British Virgin Islands/	100	US$1
	March 26, 2008

CN Dragon Holdings Limited	Hong Kong/ Mar 5, 2008	100	HK$1

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

Period ended	June 30, 2013	June 30, 2012
RMB : USD exchange rate	6.1732	6.3089
Average three-month ended
RMB : USD exchange rate	6.2025	6.3078

Year ended	June 30, 2013	June 30, 2012
HKD : USD exchange rate	7.7557	7.7570
Average three month ended
HKD : USD exchange rate	7.7615	7.7612

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(h)  Cash and Equivalents

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

(j)  Operating Lease Rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended June 30, 2013 and 2012 respectively.

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

(l)  Cash and Concentrations of Risk

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

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	June 30, 2013	March 31, 2013
At cost
Office equipment	$35,786	$35,749
Motor vehicles	15,215	15,199

	51,001	50,948
Less: accumulated depreciation	(20,251)	(17,379)

	$30,750	$33,569

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	June 30, 2013	March 31, 2013

General and administrative expenses	$2,872	$1,800

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended June 30,
	2013	2012

Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(63,129)	$(42,135)
Effect of dilutive potential share capital		-

Earnings for the purpose of diluted earnings (loss) per
share	$(63,129)	$(42,135)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	45,158,291
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	45,158,291

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the quarter ended June 30, 2013 and 2012.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended June 30, 2013 and 2012.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended June 30, 2013 and 2012.

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

For the period ended June 30, 2013, the Company has generated revenue of $29,933 and has incurred an accumulated deficit $9,465,734. As of June 30, 2013, its current liabilities exceed its current assets by $740,112, which may not be sufficient to pay for the operating expenses in the next 9 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 17, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at June 30, 2013 amounted to $7,484, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended June 30, 2013 and 2012

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Periods ended June 30
	2013	2012
	(Unaudited)	(Unaudited)

Net revenues	$29,933	$29,560
Cost of net revenues	-	-

Gross profit	29,933	29,560
Operating expenses:
Selling and distribution	-	-
General and administrative	(93,062)	(71,695)

Loss before income taxes	(63,129)	(42,135)

Income taxes	-	-

Net loss	(63,129)	(42,135)
Other comprehensive income:
Foreign currency translation
adjustments	15,893	(798)

Comprehensive (loss)/gain	$(47,236)	$(42,933)

Basic and diluted loss per share	$(0.0006)	$(0.00052)

Weighted average number of share
outstanding	81,010,491	45,158,291

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

Off-balance Sheet Arrangements

    We maintain no significant Off-balance Sheet Arrangements

Future Goals

Recent Accounting Pronouncements

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012, the FASB has released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2013, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending or ongoing legal proceedings responsive to this item number.

Item 1.  A Risk Factors.

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

CN DRAGON CORPORATION

Date: August 21, 2013	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)