Form 10-Q
period 2013-09-30
CN Dragon Corp
filed 2013-11-14
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
[   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2013, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

		As at
	Note	September 30, 2013	March 31, 2013
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$3,759	$9,446
Deposits and prepaid expense		24,218	24,187
Other receivables		63,316	63,287

Total current assets		91,293	96,920
Property, plant and equipment, net	3	27,902	33,569

TOTAL ASSETS		$119,195	$130,489

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$46,005	$31,382
Accrued liabilities		121,948	256,511
Loans payable to shareholders		612,216	514,372
Other payables		172,625	1,000

Total current liabilities		952,794	803,265

TOTAL LIABILITIES		$952,794	$803,265

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

		As at
	Note	September 30, 2013	March 31, 2013
		(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
September 30, 2013 and March 31, 2013	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,508,932)	(9,403,745)
Accumulated other comprehensive income		1,564,880	1,620,516

		$(833,599)	$(672,776)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$119,195	$130,489

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)

		Periods ended September 30
	Note	2013	2012
		(Unaudited)	(Unaudited)

Net revenues		$65,372	$60,029
Cost of net revenues		-	-

Gross profit		65,372	60,029
Operating expenses:
General and administrative		(170,559)	(168,319)

Loss before income taxes		(105,187)	(108,290)

Income taxes	6	-	-

Net Loss		(105,187)	(108,290)
Other comprehensive income:
Foreign currency translation
adjustments		(55,636)	(1,013)

Comprehensive loss		$(160,823)	$(109,303)

Basic and diluted loss per share	5	$(0.001)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

							Accumulated
				Additional			other
	Preferred stock	Common stock		paid-in capital	Accumulated deficit		Comprehensive income
	Number of Shares	Number of Shares	Amount

Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)		$1,628,699	$(457,896)
Net loss	-	-	-	-	(206,697)		-	(206,697)
Foreign currency
translation adjustment	-	-	-	-	-		(8,183)	(8,183)

Balance, March 31, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)		$1,620,516	$(672,776)

Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)		$1,620,516	$(672,776)
Net loss	-	-	-	-	(105,187)		-	(105,187)
Foreign currency
translation adjustment	-	-	-	-		-	(55,636)	(55,636)

Balance, September 30, 2013	-	81,010,491	$81,011	$7,029,442	$(9,508,932)		$1,564,880	$(833,599)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)

	For the periods ended September 30,
	2013	2012
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(105,187)	$(108,290)
Depreciation	5,732	3,604

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	-	(18,082)
Other receivables	-	(1,075)
Accrued liabilities	(134,563)	219
Loans from shareholders	97,718	122,794
Accounts payable	14,623	(5,710)
Other payable	171,626	-
Net cash used in operating activities	49,949	(6,540)

Cash flows from investing activities
Purchase of plant and equipment	-	(23,825)

Net cash used in investing activities	-	(23,825)

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	49,949	(30,365)

Effect of foreign currency translation on cash and cash
equivalents	(55,636)	(1,013)

Cash and cash equivalents – beginning of period	9,446	34,434

Cash and cash equivalents – end of period	$3,759	$3,056

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through September 30, 2013.  The following table depicts the identity of the subsidiaries:

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

	September 30, 2013	September 30, 2012
Period ended RMB : USD exchange rate	6.1364	6.3190

Average RMB : USD exchange rate	6.1613	6.3200

	September 30, 2013	September 30, 2012
Period ended HKD : USD exchange rate	7.7538	7.7539

Average HKD : USD exchange rate	7.7553	7.7553

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(h)  Cash and Equivalents

The Group considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Group maintains bank accounts only in Hong Kong. The Group does not maintain any bank accounts in the United States of America.

(i)  Revenue Recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

(j)  Operating Lease Rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended September 30, 2013 and 2012 respectively.

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

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	September 30, 2013	March 31, 2013
At cost
Office equipment	$35,795	$35,749
Motor vehicles	15,218	15,199

	51,013	50,948
Less: accumulated depreciation	(23,111)	(17,379)

	$27,902	$33,569

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	September 30, 2013	March 31, 2013

General and administrative expenses	$5,732	$1,800

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended September 30,
	2013	2012

Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(105,187)	$(108,290)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(105,187)	$(108,290)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the quarter ended September 30, 2013 and 2012.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended September 30, 2013 and 2012.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended September 30, 2013 and 2012.

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

For the period ended September 30, 2013, the Company has generated revenue of $65,372 and has incurred an accumulated deficit $9,508,932. As of September 30, 2013, its current liabilities exceed its current assets by $861,501, which may not be sufficient to pay for the operating expenses in the next 6 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through November 15, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Group maintains bank accounts only in the PRC and Hong Kong. The Group does not maintain any bank accounts in the United States of America.

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at September 30, 2013 amounted to $7,484, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended September 30, 2013 and 2012

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Periods ended September 30
	2013	2012
	(Unaudited)	(Unaudited)

Net revenues	$65,372	$60,029
Cost of net revenues	-	-

Gross profit	65,372	60,029
Operating expenses:
Selling and distribution	-	-
General and administrative	(170,559)	(168,319)

Loss before income taxes	(105,187)	(108,290)

Income taxes	-	-

Net loss	(105,187)	(108,290)
Other comprehensive income:
Foreign currency translation
adjustments	(55,636)	(1,013)

Comprehensive loss	$(160,823)	$(109,303)

Basic and diluted loss per share	$(0.001)	$(0.001)

Weighted average number of share
outstanding	81,010,491	81,010,491

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

In June 2013, FASB Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU sets forth a new approach for determining whether a public or private company is an investment company. The ASU also clarifies the characteristics and sets measurement and disclosure requirements for an investment company. The ASU is effective for fiscal years beginning after December 15, 2013. Early adoption is not allowed.

This guidance is a result of the efforts of the FASB and the IASB to develop a consistent approach for determining whether a company is an investment company, for which fair value of investments is the most relevant measurement for the company’s financial statement users. The ASU affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP.

Under the ASU, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must assess whether they have the following characteristics to be considered an investment company:

(a) The company obtains funds from investor(s) and provides the investor(s) with investment management services;

(b) The company commits to its investor(s) that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both;

(c) The company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income;

(d) The company has multiple investments;

(e) The company has multiple investors;

(f) The company has investors that are not related to the parent or investment manager;

(g) The company’s ownership interests are in the form of equity or partnership interests; and

(h) The company manages substantially all of its investments on a fair value basis.

To be considered an investment company, a company must have all the fundamental characteristics of (a) through (c) above. Typically, an investment company also has characteristics (d) through (h). However, if a company does not possess one or more of the typical characteristics, it must apply judgment and determine, considering all facts and circumstances, how its activities continue to be consistent (or are not consistent) with those of an investment company.

An investment company also will be required to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an investment company will be required to make the following additional disclosures: (a) the fact that the company is an investment company and is applying specialized guidance; (b) information about changes, if any, in a company’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at September 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at September 30, 2013, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the six months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending or ongoing legal proceedings responsive to this item number.

Item 1. A.  Risk Factors.

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

CN DRAGON CORPORATION

Date: November 14, 2013	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)