Form 10-Q
period 2013-12-31
CN Dragon Corp
filed 2014-02-19
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2013, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

		As at
	Note	December 31, 2013	March 31, 2013
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$4,784	$9,446
Deposits and prepaid expense		24,216	24,187
Other receivables		63,314	63,287

Total current assets		92,314	96,920
Property, plant and equipment, net	3	25,045	33,569

TOTAL ASSETS		$117,359	$130,489

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$46,002	$31,382
Accrued liabilities		121,947	256,511
Loans payable to shareholders		642,713	514,372
Other payables		172,615	1,000

Total current liabilities		983,277	803,265

TOTAL LIABILITIES		$983,277	$803,265

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2013 AND MARCH 31, 2013
(Stated in US Dollars)

		As at
	Note	December 31, 2013	March 31, 2013
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
December 31, 2013 and March 31, 2013	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,541,343)	(9,403,745)
Accumulated other comprehensive income		1,564,972	1,620,516

		$(865,918)	$(672,776)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$117,359	$130,489

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

		Nine Months ended December 31
	Note	2012	2012
		(Unaudited)	(Unaudited)
Net revenues		$95,226	$91,081
Cost of net revenues		-	-

Gross profit		95,226	91,081
Operating expenses:
Selling and distribution		-	-
General and administrative		(232,824)	(243,908)

Loss before income taxes		(137,598)	(152,827)

Income taxes	6		-

Net loss		(137,598)	(152,827)
Other comprehensive income:
Foreign currency translation
adjustments		(55,544)	(1,238)

Comprehensive income(loss)		$(193,142)	$(154,065)

Basic and diluted loss per share	5	$(0.002)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

		Three Months ended December 31
	Note	2012	2012
		(Unaudited)	(Unaudited)
Net revenues		$29,835	$31,016
Cost of net revenues		-	-

Gross profit		29,835	31,016
Operating expenses:
General and administrative		(59,144)	(75,553)

Loss before income taxes		(29,309)	(44,537)

Income taxes	6	-	-

Net loss		(29,309)	(44,537)
Other comprehensive income:
Foreign currency translation
adjustments		(3,078)	37

Comprehensive loss		$(32,387)	$(44,500)

Basic and diluted loss per share	5	$(0.0004)	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2013 AND MARCH 31, 2013
(Stated in US Dollars)
1)
							Accumulated
				Additional			Other
	Preferred			Paid In	Accumulated		Comprehensive
	Stock	Common Stock		Capital	Deficit		Income

	Number of	Number of	Amount
	Shares	Shares

Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)		$1,628,699	$(457,896)
Net loss	-	-	-	-	(206,697)		-	(206,697)
Foreign currency
translation adjustment	-	-	-	-	-		(8,183)	(8,183)

Balance, March 31, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)		$1,620,516	$(672,776)

Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)		$1,620,516	$(672,776)
Net loss	-	-	-	-	(137,598)		-	(137,598)
Foreign currency
translation adjustment	-	-	-	-		-	(55,544)	(55,544)

Balance, December 31, 2013	-	81,010,491	$81,011	$7,029,442	$(9,541,343)		$1,564,972	$(865,918)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

	For the periods ended December 31,
	2013	2012
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(137,598)	$(152,827)
Depreciation	8,496	5,398

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	-	(31,486)
Other receivables	(28)	(1,084)
Accrued liabilities	(134,564)	309
Other payable	171,614	-
Accounts payable	14,621	(6,073)

Net cash generated from (used in)
operating activities	(77,459)	(185,763)
Cash flows from investing activities

Purchase of plant and equipment	-	(23,838)

Net cash used in investing activities	-	(23,838)

Cash flows from financing activities
Loans payable to stockholders	128,341	180,270
Net cash provided by financing activities

Net cash and cash equivalents sourced
(used)	50,882	(29,331)

Effect of foreign currency translation on cash and cash
equivalents	(55,544)	(1,238)

Cash and cash equivalents – beginning of period	9,446	34,434

Cash and cash equivalents – end of period	$4,784	$3,865

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2013
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

CN Dragon Corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotec Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2009, we changed our name to CN Dragon Corporation and began new business operations in Hong Kong.

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

CNDC BVI was established under the laws of the British Virgin Islands on March 26, 2008. The Company currently operates through itself and a subsidiary, CN Dragon Holdings Limited which were incorporated in Hong Kong respectively.

The Company and its subsidiaries (hereinafter, collectively referred to as (the “Group”) are engaged and specialized in investment, development and fund management, as well as advisory and consulting services.

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

(c) Economic and political risks

The Group’s operations are conducted in Hong Kong. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

Period ended	December 31, 2013	December 31, 2012
RMB : USD exchange rate	6.1104	6.3011
Average period ended
RMB : USD exchange rate	6.1232	6.2880

Period ended	December 31, 2013	December 31, 2012
HKD : USD exchange rate	7.7544	7.7509
Average period ended
HKD : USD exchange rate	7.7532	7.7507

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(h)  Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in the Hong Kong. The Group does not maintain any bank accounts in the United States of America.

(i) Revenue Recognition

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable; and
- Collection is reasonably assured.

(j)  Operating lease rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended December 31, 2013 and 2012 respectively.

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

(l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at December 31, 2013 amounted to $4,784 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

●	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

●	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	December 31, 2013	March 31, 2013
At cost
Office equipment	$35,749	$35,749
Motor vehicles Exchange translation	15,199 61	15,199 -

	51,009	50,948
Less: accumulated depreciation	(25,964)	(17,379)

	$25,045	$33,569

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	December 31, 2013	March 31, 2013

General and administrative expenses	$8,496	$1,800

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended December 31,
	2013	2012
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(137,598)	$(152,827)
Effect of dilutive potential share capital

Earnings for the purpose of diluted earnings (loss) per
Share	$(137,598)	$(152,827)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended December 31, 2013.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended December 31, 2013.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended December 31, 2013.

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

For the period ended December 31, 2013, the Company has generated revenue of $95,226 and has incurred an accumulated deficit $9,541,343. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through February 18, 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Critical Account Policies

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at December 31, 2013 amounted to $4,784, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended December 31, 2013

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

		Nine Months ended December 31
	Note	2013	2012
		(Unaudited)	(Unaudited)

Net revenues		$95,226	$91,081
Cost of net revenues		-	-

Gross profit		95,226	91,081
Operating expenses:
Selling and distribution		-	-
General and administrative		(232,824)	(243,908)

Loss before income taxes		(137,598)	(152,827)

Income taxes	6	-	-

Net loss		(137,598)	(152,827)
Other comprehensive income:
Foreign currency translation
adjustments		(55,544)	(1,238)

Comprehensive income(loss)		$(193,142)	$(154,065)

Basic and diluted loss per share	5	$(0.002)	$(0.002)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2013, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: February 18, 2014	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)