Form 10-K
period 2014-03-31
CN Dragon Corp
filed 2014-07-15
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   March 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates since June 30, 2014 (an aggregate 19,463,291 out of a total of 81,010,491 shares outstanding) was approximately $243,291 computed by reference to the closing price of $0.0125, as quoted on www.otcmarkets.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2014, there were 81,010,491 shares of our common stock issued and outstanding.

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

Employees

    CNDC has been hiring 1 part-time employee at March 31, 2014 because the Company did not have projects on hand. When the timing is right, CNDC will hire additional full time employees to implement its plans to expand its business.

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

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the Symbol “DRGN.  The stock price of our stock has been extremely volatile and an active public market for our common stock may not develop or be sustained. The following table sets forth the high and low bid quotations of our common stock as reported by Pink OTC Markets for each quarterly period within the last two fiscal years ended March 31, 2014 and have been adjusted to reflect our 100:1 reverse split which took effect on January 11, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

		High	Low
2012	First Quarter	$0.20	$0.15
	Second Quarter	$0.15	$0.15
	Third Quarter	$0.15	$0.15
	Fourth Quarter	$0.25	$0.02

		High	Low
2013	First Quarter	$0.02	$0.01
	Second Quarter	$0.01	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.03	$0.01

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

Holders

As of March 31, 2014, we had 121 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Action Stock Transfer Corporation, of S. Highland Drive, Suite 300, Salt Lake City, Utah to act as our transfer agent.

Dividends

We have not declared any dividends on our common stock during the two fiscal years ended March 31, 2014 and 2013, or in any subsequent period. We do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2014.  The following table depicts the identity of the subsidiaries:

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2014 amounted to $2,785, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Years ended March 31, 2014 and 2013

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Year-ended March 31, 2014 US$	Year-ended March 31, 2013 US$
Net Revenues	107,105	128,503
Cost of Net Revenue	-	(67,206)
Gross Profit	107,105	61,297
Operating Expenses: Selling and Distribution General and administrative	(298,366)	(267,994)
Loss Before Income Taxes	(191,261)	(206,697)
Income Taxes	-	-
Net Loss	(191,261)	(206,697)

For the year ended March 31, 2014, we incurred a loss from operations of $191,261. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

- The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).
- The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

- Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

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

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

In December 2013, The FASB has issued ASU No. 2013-12, Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. Specifically, stakeholders asked that the Board clarify which nonpublic entities potentially qualify for alternative financial accounting and reporting guidance. This Update addresses those issues by defining public business entity. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates No. 2014-01, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, and No. 2014-02, Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach, which are the first Updates that will use the term public business entity.

The FASB has issued Accounting Standards Update (ASU) No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flowthrough entities for tax purposes.

Currently, an investor that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method. Those not electing the effective yield method would account for the investment using the equity method or cost method.

The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments.

A reporting entity should disclose information that enables users of its financial statements to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations.

The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted.
This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13B—Investments—Equity Method and Joint Ventures (Topic 323), which has been deleted.

The FASB has issued ASU, No. 2014-02, Intangibles - Goodwill and Other (Topic 350): Accounting for Goodwill. This ASU permits a private company to subsequently amortize goodwill on a straight-line basis over a period of ten years, or less if the company demonstrates that another useful life is more appropriate. It also permits a private company to apply a simplified impairment model to goodwill. This ASU is a consensus of the Private Company Council (PCC) that was endorsed by the FASB.

Under the goodwill accounting alternative, goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of a company (or a reporting unit) may be below its carrying amount. A private company that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the company level or the reporting unit level.

The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and to new goodwill recognized in annual periods beginning after December 15, 2014, and in interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not been made available for issuance.
This Accounting Standards Update is the final version of Proposed Accounting Standards Update PCC-13-01B—Intangibles—Goodwill and Other (Topic 350), which has been deleted.

The FASB has issued ASU, No. 2014-03, Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps - Simplified Hedge Accounting Approach. This ASU gives private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of economically converting variable-rate interest payments to fixed-rate payments. This ASU is a consensus of the PCC that was endorsed by the FASB.

Under the accounting alternative provided for interest rate swaps, when a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. Furthermore, the simplified hedge accounting approach provides a practical expedient to measuring the fair value of swaps by allowing the use of settlement value, which removes the consideration of nonperformance risk.

The simplified hedge accounting approach will be effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015, with early adoption permitted.
This Accounting Standards Update is the final version of Proposed Accounting Standards Update PCC-13-03—Derivatives and Hedging (Topic 815), which has been deleted.

FASB Issues Residential Real Estate Foreclosure Guidance. The FASB has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized

These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.

The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. For all other entities, it is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.
This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13E—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40), which has been deleted.

FASB Issues Guidance on Service Concession Arrangements. The FASB has issued ASU No. 2014-05, Service Concession  Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force). This ASU provides guidance on the accounting for service concession arrangements. This ASU specifies that an operating entity should not account for a service concession arrangement, within the scope of this ASU, as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis.

An operating entity should refer to other Codification Topics as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.

The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For an entity other than a public business entity, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.
2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.
3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.
4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;
-The private company lessee has a leasing arrangement with the lessor;
-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as of the following:

-An annual reporting period beginning after December 15, 2016, including interim periods within that reporting period (public entity effective date);
-An annual reporting period beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017; or
-An annual reporting period beginning after December 15, 2017, including interim periods within that reporting period.

An entity should apply the amendments in this ASU using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

-For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
-For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.
-For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method, it also should provide the additional disclosures in reporting periods that include the date of initial application of:

-The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
-An explanation of the reasons for significant changes.

The FASB has issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

Current U.S. GAAP requires a development stage entity to present the same basic financial statements and apply the same recognition and measurement rules as established companies. In addition, U.S. GAAP requires a development stage entity to present inception-to-date information about income statement line items, cash flows, and equity transactions.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

For other organizations, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective two years later, in annual periods beginning after December 15, 2016. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions.

According to the FASB, the new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also brings U.S. GAAP into greater alignment with IFRS for repurchase-to-maturity transactions.

The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, all changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2014, the Company's internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth the name, age and position of our current directors and executive officers:
Name	Age	Position(s)	Tenure

Teck Fong Kong	42	President Chief Executive Officer Director	12/2009 – Present
Chong Him Lau	49	Chief Financial Officer Secretary Treasurer Director	12/2009 – Present
Shing Hin Li	56	Director	08/2010 - Present

Teck Fong Kong – President, Chief Executive Officer, Director

Mr. Kong is our President, Chief Executive Officer and one of our Directors.  Prior to joining the Company, Mr. Kong was appointed Executive Director of Kong Foo Leong & Sons Realty Sdn Bhd in May, 2008. He still presently serves in that capacity and is responsible for the overall planning, project management and marketing of a mixed township being developed on 1,000 acres of prime real estate in Malaysia.  From 2002 to 2008, Mr. Kong was the Chief Sales & Marketing Officer of MicroGreen Bio-Industry Berhad. Mr. Kong is experienced in both the construction and marketing stages of major property development projects.  Mr. Kong is 42 years old and holds a Business Administration degree from the Oregon State University.

Chong Him Lau - Chief Financial Officer, Secretary, Treasurer, Director

Mr. Lau is our Chief Financial Officer, Secretary, Treasurer and one of our Directors.  Prior to joining the Company, Mr. Lau was Senior Vice President of MG BioGreen Sdn Bhd from September, 2005.  From 2004 to 2005, Mr. Lau was the Senior Accounting Manager of Hsin Textile (HK) Ltd.  Mr. Lau has over 20 years of experience in corporate finance, accounting and project management practices. He has represented multi-national corporations in the property development and travel services industries. His experiences have led him to gain extensive experience on investment and business practices in China and the regions of South-East Asia. Mr. Lau is 49 years old and holds a Bachelor of Business Accounting and MBA degrees from the University of South Australia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2014, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

							Non-Equity	Nonqualified	All
Name and							Incentive	Deferred	Other
Principal					Stock	Option	Plan	Compen- sation	Compen
Position	Year	Salary		Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Teck Fong Kong	2014	0		0	0	0	0	0	0	0
President, Chief Executive Officer, and Current Director	2013	0		0	0	0	0	0	0	0

Chong Him Lau	2014	0		0	0	0	0	0	0	0
Chief Financial Officer, Secretary and Director	2013	0		0	0	0	0	0	0	0

Shing Hin Li	2014	0		0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0	0	0

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

Appointment of Auditors

Our Board of Directors appointed Albert Wong & Co., CPA as our independent registered public accounting firm for the year ended March 31, 2014 and 2013.

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

Audit Fees

Albert Wong & Co., CPA., billed us $10,000 and $10,000 in audit fees during the year ended March 31, 2014 and 2013 respectively.

Audit-Related Fees

We did not pay any fees to Albert Wong & Co., CPA., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2014.

Tax and All Other Fees

We did not pay any fees to Albert Wong & Co., CPA., for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2014.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Albert Wong & Co., CPA., and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2014, and for the year then ended, none of the hours expended on Albert Wong & Co., CPA., engagement to audit those financial statements were attributed to work by persons other than Albert Wong & Co., CPA.’s, full-time, permanent employees.

Item 15.                       Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014 and 2013

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2014 and 2013

Statements of Cash Flows for the years ended March 31, 2014 and 2013

Notes to Financial Statements

Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K	8/13/2010

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group, Ltd.	10.1	8-K	5/21/10

Subsidiaries	21.1			X

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN Dragon Corporation

Date: July 14, 2014	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Sheng Hin Li
(Shing Hin Li, Director)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

CN DRAGON CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US dollars)

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of CN Dragon Corporation and subsidiaries (“the Company”) as of March 31, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CN Dragon Corporation as of March 31, 2014 and 2013 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                     /S/ Albert Wong & Co.
Hong Kong, China                                                                          Albert Wong & Co.
July 14, 2014                                                                 Certified Public Accountants

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2014 AND 2013
(Stated in US Dollars)

		As at,

		March 31, 2014	March 31, 2013
	Note
ASSETS
Current assets
Cash and cash equivalents	2(l)	$2,785	$9,446
Deposits and prepaid expense		6,159	24,187
Other receivables		43,583	63,287

Total current assets		52,527	96,920
Property, plant and equipment, net	3	22,185	33,569

TOTAL ASSETS		$74,712	$130,489

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$45,989	$31,382
Accrued liabilities		252,423	256,511
Loans payable to shareholders		694,649	514,372
Other payables		1,000	1,000
Total current liabilities		994,061	803,265

TOTAL LIABILITIES		$994,061	$803,265

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2014 AND 2013
(Stated in US Dollars)

		As at,
	Note	March 31, 2014	March 31, 2013

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized; 81,010,491
shares issued and outstanding
as of March 31, 2014 and 2013	4	$81,011	$81,011
Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,595,006)	(9,403,745)
Accumulated other comprehensive income		1,565,204	1,620,516

		$(919,349)	$(672,776)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$74,712	$130,489

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

		Years ended March 31,
	Note	2014	2013

Net revenues		$107,105	$128,503
Cost of net revenues			(67,206)

Gross profit		107,105	61,297
Operating expenses:
General and administrative		(298,366)	(267,994)

Loss before income taxes		(191,261)	(206,697)

Income taxes	5	-	-

Net loss		(191,261)	(206,697)

Other comprehensive income:
Foreign currency translation adjustment		(55,312)	(8,183)

Comprehensive loss		$(246,573)	$(214,880)

Basic and diluted loss per share	4	$(0.003)	$(0.003)

Weighted average number of share
outstanding	4	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31,2014 AND 2013
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Amount	capital	Deficit	income	Total
	share	share
Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)
Net loss	-	-	-	-	(206,697)	-	(206,697)
Foreign currency translation adjustment	-	-	-	-	-	(8,183)	(8,183)
Balance, March 31, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

	For the years ended,

	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net loss	$(191,261)	$(206,697)
Depreciation	11,424	11,264
Adjustments to reconcile net income to net cash provided by operating activities:

Deposits and prepaid expense	17,989	(10,342)
Other receivables	19,704	(1,046)
Amounts due to shareholders	180,276	226,257
Accounts payable	14,607	(7,427)
Accrued liabilities	(4,088)	9,701

Net cash provided by operating activities	48,651	21,710

Cash flows from investing activities

Acquisition of plant and equipment	-	(38,515)

Net cash used in investing activities	-	(38,515)

Cash flows from financing activities	-	-

Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced (used)	48,651	(16,805)

Effect of foreign currency translation on cash
and cash equivalents	(55,312)	(8,183)

Cash and cash equivalents – beginning of year	9,446	34,434

Cash and cash equivalents – end of year	$2,785	$9,446

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2014.  The following table depicts the identity of the subsidiaries:

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

Year ended	March 31, 2014	March 31, 2013
RMB : USD exchange rate	6.1632	6.2741
Average period ended
RMB : USD exchange rate	6.1177	6.3048

Year ended	March 31, 2014	March 31, 2013
HKD : USD exchange rate	7.7577	7.7637
Average period ended
HKD : USD exchange rate	7.7590	7.7560

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

(j) Operating Lease Rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $nil and $nil included in general and administrative expenses for the years ended March 31, 2014, and 2013 respectively.

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

 (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2014 amounted to $2,785, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

-The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

-The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

-Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.
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

In December 2013, The FASB has issued ASU No. 2013-12, Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. Specifically, stakeholders asked that the Board clarify which nonpublic entities potentially qualify for alternative financial accounting and reporting guidance. This Update addresses those issues by defining public business entity. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates No. 2014-01, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, and No. 2014-02, Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach, which are the first Updates that will use the term public business entity.

The FASB has issued Accounting Standards Update (ASU) No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flowthrough entities for tax purposes.

Currently, an investor that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method. Those not electing the effective yield method would account for the investment using the equity method or cost method.

The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments.

A reporting entity should disclose information that enables users of its financial statements to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations.

The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13B—Investments—Equity Method and Joint Ventures (Topic 323), which has been deleted.

The FASB has issued ASU, No. 2014-02, Intangibles - Goodwill and Other (Topic 350): Accounting for Goodwill. This ASU permits a private company to subsequently amortize goodwill on a straight-line basis over a period of ten years, or less if the company demonstrates that another useful life is more appropriate. It also permits a private company to apply a simplified impairment model to goodwill. This ASU is a consensus of the Private Company Council (PCC) that was endorsed by the FASB.

Under the goodwill accounting alternative, goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of a company (or a reporting unit) may be below its carrying amount. A private company that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the company level or the reporting unit level.

The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and to new goodwill recognized in annual periods beginning after December 15, 2014, and in interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not been made available for issuance.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update PCC-13-01B—Intangibles—Goodwill and Other (Topic 350), which has been deleted.

The FASB has issued ASU, No. 2014-03, Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps - Simplified Hedge Accounting Approach. This ASU gives private companies (other than financial institutions) the option to use a simplified hedge accounting approach to account for interest rate swaps that are entered into for the purpose of economically converting variable-rate interest payments to fixed-rate payments. This ASU is a consensus of the PCC that was endorsed by the FASB.

Under the accounting alternative provided for interest rate swaps, when a private company applies the simplified hedge accounting approach, the income statement charge for interest expense will be similar to the amount that would result if the company had directly entered into a fixed-rate borrowing instead of a variable-rate borrowing and an interest rate swap. Furthermore, the simplified hedge accounting approach provides a practical expedient to measuring the fair value of swaps by allowing the use of settlement value, which removes the consideration of nonperformance risk.

The simplified hedge accounting approach will be effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015, with early adoption permitted.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update PCC-13-03—Derivatives and Hedging (Topic 815), which has been deleted.

FASB Issues Residential Real Estate Foreclosure Guidance. The FASB has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized

These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.

The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. For all other entities, it is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13E—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40), which has been deleted.

FASB Issues Guidance on Service Concession Arrangements. The FASB has issued ASU No. 2014-05, Service Concession  Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force). This ASU provides guidance on the accounting for service concession arrangements. This ASU specifies that an operating entity should not account for a service concession arrangement, within the scope of this ASU, as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis.

An operating entity should refer to other Codification Topics as applicable to account for various aspects of a service concession arrangement. The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity.

The amendments in this ASU should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this ASU to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For an entity other than a public business entity, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;

-The private company lessee has a leasing arrangement with the lessor;

-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the IASB has issued IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.
-Step 2: Identify the performance obligations in the contract.
-Step 3: Determine the transaction price.
-Step 4: Allocate the transaction price to the performance obligations in the contract.
-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as of the following:

-An annual reporting period beginning after December 15, 2016, including interim periods within that reporting period (public entity effective date);
-An annual reporting period beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017; or
-An annual reporting period beginning after December 15, 2017, including interim periods within that reporting period.

An entity should apply the amendments in this ASU using one of the following two methods:

1. Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

-For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.

-For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.

-For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method, it also should provide the additional disclosures in reporting periods that include the date of initial application of:

-The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.

-An explanation of the reasons for significant changes.

The FASB has issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

Current U.S. GAAP requires a development stage entity to present the same basic financial statements and apply the same recognition and measurement rules as established companies. In addition, U.S. GAAP requires a development stage entity to present inception-to-date information about income statement line items, cash flows, and equity transactions.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

For other organizations, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective two years later, in annual periods beginning after December 15, 2016. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions.

According to the FASB, the new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also brings U.S. GAAP into greater alignment with IFRS for repurchase-to-maturity transactions.

The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.

The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. For all other entities, all changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	2014	2013
At cost
Office equipment	35,749	35,749
Motor vehicle	15,199	15,199
Exchange gain/(loss)	40	-

	50,988	50,948

Less: accumulated depreciation	(28,803)	(17,379)

	$22,185	$33,569

Depreciation expenses are included in the statements of income as follows:

	2014	2013

General and administrative expenses	$11,424	$11,264

4.  SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	2014	2013
Earnings:
Earnings for the purpose of basic loss per share	(191,261)	(206,697)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per share	(191,261)	(206,697)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

5.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated assessable profits for the years ended March 31, 2014 and 2013.

No deferred tax has been provided as there is no material temporary difference arising for the years ended March 31, 2014 and 2013.

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

For the year ended March 31, 2014, the Company has generated revenue of $107,105 and has incurred an accumulated deficit $9,595,006. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through July 13, 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.