Form 10-K/A
period 2014-03-31
CN Dragon Corp
filed 2014-07-21
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment #1)

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

   None

Item 2. Properties.

We do not own any property. Our principal office is located at 8/F Paul Y Centre, 51 Hung To Road, Kwun Tong, Kowloon, Hong Kong.

Item 3. Legal Proceedings.

We do not believe we are a party to any pending or ongoing legal proceeding responsive to this item.

Item 4. (Removed and Reserved).

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

CN Dragon Corporation

Date: July 16, 2014	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Sheng Hin Li
(Shing Hin Li, Director)

	By:	/s/ Chong Him Lau
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

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31,2014 AND 2013
(Stated in US Dollars)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Amount	capital	Deficit	income	Total
	share	share
Balance, April 1, 2012	-	81,010,491	$81,011	$7,029,442	$(9,197,048)	$1,628,699	$(457,896)
Net loss	-	-	-	-	(206,697)	-	(206,697)
Foreign currency translation adjustment	-	-	-	-	-	(8,183)	(8,183)
Balance, March 31, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)

						Accumulated
				Additional		other
	Preferred stock	Common stock		paid-in	Accumulated	comprehensive
	Number of	Number of	Amount	capital	Deficit	income	Total
	share	shares
Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)
Net loss	-	-	-	-	(191,261)	-	(191,261)
Foreign currency translation adjustment	-	-	-	-	-	(55,312)	(55,312)
Balance, March 31, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)	$1,565,204	$(919,349)

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