Form 10-Q
period 2014-06-30
CN Dragon Corp
filed 2014-08-19
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
[   ] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2014, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

		As at
	Note	June 30, 2014	March 31, 2014
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$1,263	$2,785
Deposits and prepaid expense		6,164	6,159
Other receivables		63,324	43,583

Total current assets		70,751	52,527
Property, plant and equipment, net	3	19,399	22,185

TOTAL ASSETS		$90,150	$74,712

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$85,104	$45,989
Accrued liabilities		252,638	252,423
Loans payable to shareholders		722,499	694,649
Other payables		1,000	1,000

Total current liabilities		1,061,241	994,061

TOTAL LIABILITIES		$1,061,241	$994,061

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

		As at
	Note	June 30, 2014	March 31, 2014
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
June 30, 2014 and March 31, 2014	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,646,007)	(9,595,006)
Accumulated other comprehensive income		1,564,463	1,565,204

		$(971,091)	$(919,349)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$90,150	$74,712

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

		Periods ended June 30
	Note	2014	2013
		(Unaudited)	(Unaudited)

Net revenues		$4,526	$29,933
Cost of net revenues		-	-

Gross profit		4,526	29,933
Operating expenses:
General and administrative		(55,527)	(93,062)

Loss before income taxes		(51,001)	(63,129)

Income taxes	6	-	-

Net Loss		(51,001)	(63,129)
Other comprehensive income:
Foreign currency translation
adjustments		(741)	15,893

Comprehensive gain/(loss)		$(51,742)	$(47,236)

Basic and diluted loss per share	5	$(0.0006)	$(0.0006)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

	Preferred					Accumulated
	Stock	Common Stock		Additional		other
	Number of	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Shares	Amount	Capital	Deficit	Income	Total

Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)
Net loss	-	-	-	-	(191,261)	-	(191,261)
Foreign currency Translation Adjustment	-	-	-	-	-	(55,312)	(55,312)

Balance, March 31, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)	$1,565,204	$(919,349)

Balance April 1, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)	$1,565,204	$(919,349
Net loss	-	-	-	-	(51,001)	-	(51,001)
Foreign currency Translation Adjustment	-	-	-	-	-	(741)	(741)
Balance June 30, 2014	-	81,010,491	$81,011	$7,029,442	$(9,646,007)	$1,564,463	$(971,091)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	For the periods ended June 30,
	2014	2013
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(51,001)	$(63,129)
Depreciation	2,827	2,872

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	(47)	(21,117)
Other receivables	(19,741)	-
Accrued liabilities	215	(9,332)
Amount due to a director	27,851	72,895
Accounts payable	39,115	-
Net cash used in operating activities	(781)	(17,811)

Cash flows from investing activities
Purchase of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	(781)	(17,811)

Effect of foreign currency translation on cash and cash
equivalents	(741)	15,849

Cash and cash equivalents – beginning of period	2,785	9,446

Cash and cash equivalents – end of period	$1,263	$7,484

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

CN Dragon Corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 30, 2001, under the name Infotec Business Systems, Inc. On June 8, 2007, we changed our name to Wavelit, Inc. On September 14, 2009, we changed our name to CN Dragon Corporation and began new business operations in the PRC.

On May 17, 2010, pursuant to the terms of the Agreement for Share Exchange, the Company acquired CNDC Corporation (“CNDC BVI”), and its wholly-owned subsidiaries, CN Dragon Holdings Limited (“CN Dragon Holdings”) and Zhengzhou Dragon Business Limited (“Zhengzhou Dragon”). This transaction was accounted for as a “reverse merger” with CNDC BVI deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of CNDC BVI, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of both the Company and CNDC BVI, the historical operations of CNDC BVI and the operations of the Company and its subsidiaries from the closing date of the Share Exchange. The Zhengzhou Dragon was de-registered on July 12, 2010.

CNDC BVI was established under the laws of the British Virgin Islands on March 26, 2008. The Company currently operates through itself and subsidiary, CN Dragon Holdings Limited which was incorporated in Hong Kong.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through June 30, 2014.  The following table depicts the identity of the subsidiaries:

			Share capital/
	Place & date of Incorporation	Attributable equity	registered
Name of subsidiary	incorporation	interest %	capital

CNDC Corporation	British Virgin Islands/
	March 26, 2008	100	US$1

CN Dragon Holdings Limited	Hong Kong/Mar 5, 2008	100	HK$1

(c) Economic and political risks.

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

Period ended	June 30, 2014	June 30, 2013

RMB : USD exchange rate	6.1565	6.1732
Average three-month ended
RMB : USD exchange rate	6.1658	6.2025

Period ended	June 30, 2014	June 30, 2013

HKD : USD exchange rate	7.7514	7.7557
Average three month ended
HKD : USD exchange rate	7.7530	7.7615

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

(j) Operating lease rental

 The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended June 30, 2014 and 2013 respectively.

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
-An explanation of the reasons for significant changes.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	June 30, 2014	March 31, 2014
At cost
Office equipment	$35,749	$35,749
Motor vehicles	15,199	15,199
Exchange gain/(loss)	81	40
	51,029	50,988

Less: accumulated depreciation	(31,630)	(28,803)

	$19,399	$22,185

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	June 30, 2014	March 31, 2014

General and administrative expenses	$2,827	$11,424

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended June 30,
	2014	2013
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$(51,001)	$(63,129)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
share	$(51,001)	$(63,129)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	45,158,291
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	45,158,291

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the quarter ended June 30, 2014 and 2013.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended June 30, 2014 and 2013.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended June 30, 2014 and 2013.

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

For the period ended June 30, 2014, the Company has generated revenue of $4,526 and has incurred an accumulated deficit $9,646,007. As of June 30, 2014, its current liabilities exceed its current assets by $990,490, which may not be sufficient to pay for the operating expenses in the next 9 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through August 17, 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests.  The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Date of Disposal (D) / Acquisition (A)	Place and Date of Incorporation	Attributable Equity Interest %	Share Registered Capital

CNDC Corporation	May 17, 2010 (A)	British Virgin Islands /	100	US$1
		March 26, 2008

CN Dragon Holdings Limited	May 17, 2010 (A)	Hong Kong / March 5, 2008	100	HK$1

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at June 30, 2014 amounted to $1,263 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended June 30, 2014 and 2013

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Periods ended June 30
	2014	2013
	(Unaudited)	(Unaudited)

Net revenues	$4,526	$29,933
Cost of net revenues	-	-

Gross profit	4,526	29,933
Operating expenses:
Selling and distribution	-	-
General and administrative	(55,527)	(93,062)

Loss before income taxes	(51,001)	(63,129)

Income taxes	-	-

Net loss	(51,001)	(63,129)
Other comprehensive income:
Foreign currency translation
adjustments	(741)	15,893

Comprehensive (loss)/gain	$(51,742)	$(47,236)

Basic and diluted loss per share	$(0.0006)	$(0.0006)

Weighted average number of share
outstanding	81,010,491	45,158,291

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

For the period ended June 30, 2014, the Company has generated revenue of $4,526 and has incurred an accumulated deficit $9,646,007. As of June 30, 2014, its current liabilities exceed its current assets by $990,490, which may not be sufficient to pay for the operating expenses in the next 9 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2014, the Company's internal control over financial reporting was effective.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not a party to any pending or ongoing legal proceedings responsive to this item number.

Item 1.A  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5. Other information.

None.

Item 6.  Exhibits.

	Exhibit	Form	Filing	Filed with
Exhibits	#	Type	Date	This Report

Articles of Incorporation filed with the Secretary of State of Nevada on August 30, 2001	3.1	SB-2	6/17/2002

Certificate of Change effective March 18, 2003	3.2	8-K	3/7/2003

Certificate of Change effective May 30, 2007	3.3	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on May 30, 2007	3.4	8-K	6/13/2007

Certificate of Amendment filed with the Secretary of State of Nevada on September 14, 2009	3.5	10-K	8/12/2010

Certificate of Amendment filed with the Secretary of State of Nevada on November 20, 2009	3.6	DEF 14C	11/20/09

Bylaws dated August 30, 2001	3.3	SB-2	6/17/2002

Share Exchange Agreement between CN Dragon Corporation and CNDC Group Ltd	10.1	8-K	5/21/10

Certification of Teck Fong Kong, pursuant to Rule 13a-14(a)	31.1			X

Certification of Chong Him Lau, pursuant to Rule 13a-14(a)	31.2			X

Certification of Teck Fong Kong , pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1			X

Certification of Chong Him Lau, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2			X

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CN DRAGON CORPORATION

Date: August 16, 2014	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)