Form 10-Q
period 2014-09-30
CN Dragon Corp
filed 2014-11-19
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
[   ] Yes  [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2014, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

		As at
	Note	September 30, 2014	March 31, 2014
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$2,085	$2,785
Deposits and prepaid expense		6,154	6,159
Other receivables		112,234	43,583

Total current assets		120,473	52,527
Property, plant and equipment, net	3	16,570	22,185

TOTAL ASSETS		$137,043	$74,712

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$51,198	$45,989
Accrued liabilities		252,264	252,423
Loans payable to shareholders		743,645	694,649
Other payables		1,000	1,000

Total current liabilities		1,048,107	994,061

TOTAL LIABILITIES		$1,048,107	$994,061

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

		As at
	Note	September 30, 2014	March 31, 2014
		(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
September 30, 2014 and March 31, 2014	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,587,309)	(9,595,006)
Accumulated other comprehensive income		1,565,792	1,565,204

		$(911,064)	$(919,349)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$137,043	$74,712

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Stated in US Dollars)

		Periods ended September 30
	Note	2014	2013
		(Unaudited)	(Unaudited)

Net revenues		$106,838	$65,372
Cost of net revenues		-	-

Gross profit		106,838	65,372
Operating expenses:
General and administrative		(99,141)	(170,559)

Loss before income taxes		7,697	(105,187)

Income taxes	6	-	-

Net Profit/(Loss)		7,697	(105,187)
Other comprehensive income:
Foreign currency translation
adjustments		588	(55,636)

Comprehensive profit/(loss)		$8,285	$(160,823)

Basic and diluted profit/(loss) per share	5	$0.0001	$(0.001)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

	Preferred	Common Stock					Accumulated
	Stock			Additional			Other
	Number of	Number of		Paid-in	Accumulated		Comprehensive
	Shares	Shares	Amount	Capital	deficit		Income

Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)		$1,620,516	$(672,776)
Net loss	-	-	-	-	(191,261)		-	(191,261)
Foreign currency
translation adjustment	-	-	-	-	-		(55,312)	(55,312)

Balance, March 31, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)		$1,565,204	$(919,349)

Balance, April 1, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)		$1,565,204	$(919,349)
Net profit	-	-	-	-	7,697		-	7,697
Foreign currency
translation adjustment	-	-	-	-		-	588	588

Balance, September 30, 2014	-	81,010,491	$81,011	$7,029,442	$(9,587,309)		$1,565,792	$(911,064)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Stated in US Dollars)

	For the periods ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net profit/(loss)	$7,697	$(105,187)
Depreciation	5,577	5,732

Adjustments to reconcile net income to net cash provided
by operating activities:
Deposits and prepaid expense	41	-
Other receivables	(68,651)	-
Accrued liabilities	(158)	(134,563)
Loans from shareholders	48,997	97,718
Accounts payable	5,209	14,623
Other payable	-	171,626
Net cash used in operating activities	(1,288)	49,949

Cash flows from investing activities
Purchase of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced
(used)	(1,288)	49,949

Effect of foreign currency translation on cash and cash
equivalents	588	(55,636)

Cash and cash equivalents – beginning of period	2,785	9,446

Cash and cash equivalents – end of period	$2,085	$3,759

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
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

CNDC BVI was established under the laws of the British Virgin Islands on March 26, 2008. The Company currently operates through itself a subsidiary, CN Dragon Holdings Limited which was incorporated in Hong Kong.

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

The Company owned its subsidiaries soon after its reverse merger and continued to own the equity’s interests through September 30, 2014.  The following table depicts the identity of the subsidiaries:

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

	September 30, 2014	September 30, 2013
Period ended RMB : USD exchange rate	6.1547	6.1364

Average RMB : USD exchange rate	6.1600	6.1613

	September 30, 2014	September 30, 2013
Period ended HKD : USD exchange rate	7.7635	7.7538

Average HKD : USD exchange rate	7.7509	7.7553

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

(j)  Operating Lease Rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended September 30, 2014 and 2013 respectively.

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

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	September 30, 2014	March 31, 2014

At cost
Office equipment	$35,749	$35,749
Motor vehicles	15,199	15,199
Exchange gain/(loss)	2	40
	50,950	50,988

Less: accumulated depreciation	(34,380)	(28,803)

	$16,570	$22,185

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	September 30, 2014	March 31, 2014

General and administrative expenses	$5,577	$11,424

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended September 30,
	2014	2013

Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$7,697	$(105,187)
Effect of dilutive potential share capital		-

Earnings for the purpose of diluted earnings (loss) per
share	$7,697	$(105,187)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the quarter ended September 30, 2014 and 2013.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended September 30, 2014 and 2013.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended September 30, 2014 and 2013.

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

For the period ended September 30, 2014, the Company has generated revenue of $106,838 and has incurred an accumulated deficit $9,587,309. As of September 30, 2014, its current liabilities exceed its current assets by $927,634, which may not be sufficient to pay for the operating expenses in the next 6 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through November 18, 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC and Hong Kong.  Total cash in these banks at September 30, 2014 amounted to $2,085, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended SEPTEMBER 30, 2014 AND 2013

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Periods ended September 30
	2014	2013
	(Unaudited)	(Unaudited)

Net revenues	$106,838	$65,372
Cost of net revenues	-	-

Gross profit	106,838	65,372
Operating expenses:
General and administrative	(99,141)	(170,559)

Loss before income taxes	7,697	(105,187)

Income taxes	-	-

Net profit/(loss)	7,697	(105,187)
Other comprehensive income:
Foreign currency translation
adjustments	588	(55,636)

Comprehensive loss	$8,285	$(160,823)

Basic and diluted profit/(loss) per share	$0.0001	$(0.001)

Weighted average number of share
outstanding	81,010,491	81,010,491

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

Off-balance Sheet Arrangements

    We maintain no significant Off-balance Sheet Arrangements

Future Goals

Recent Accounting Pronouncements

In March 2014 the Financial Accounting Standards Board (FASB) issued ASU No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

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

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

•	The private company lessee and the lessor are under common control;
•	The private company lessee has a leasing arrangement with the lessor;
•	Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•
If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

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

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

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

The Company’s management does not currently anticipate that the future application of either new accounting standard will have a material impact on the Company’s financial statements.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the six months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: November 19, 2014	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)