Form 10-Q
period 2014-12-31
CN Dragon Corp
filed 2015-05-20
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2014, there were 81,010,491 shares of our common stock [par value $0.001] issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

		As at
	Note	December 31, 2014	March 31, 2014
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	2(l)	$1,833	$2,785
Deposits and prepaid expense		6,159	6,159
Other receivables		130,786	43,583

Total current assets		138,778	52,527
Property, plant and equipment, net	3	13,830	22,185

TOTAL ASSETS		$152,608	$74,712

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$47,424	$45,989
Accrued liabilities		252,464	252,423
Loans payable to shareholders		769,847	694,649
Other payables		1,000	1,000

Total current liabilities		1,070,735	994,061

TOTAL LIABILITIES		$1,070,735	$994,061

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

\		As at
	Note	December 31, 2014	March 31, 2014
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized;
81,010,491 shares issued and outstanding as of
December 31, 2014 and March 31, 2014	5	$81,011	$81,011

Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,593,680)	(9,595,006)
Accumulated other comprehensive income		1,565,100	1,565,204

		$(918,127)	$(919,349)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$152,608	$74,712

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

		Nine Months ended December 31,
	Note	2014	2013
		(Unaudited)	(Unaudited)
Net revenues		$144,289	$95,226
Cost of net revenues		-	-

Gross profit		144,289	95,226
Operating expenses:
Selling and distribution		-	-
General and administrative		(142,963)	(232,824)

Profit/(Loss) before income taxes		1,326	(137,598)

Income taxes	6	-	-

Net profit/(loss)		1,326	(137,598)
Other comprehensive income:
Foreign currency translation
adjustments		(104)	(55,544)

Comprehensive income(loss)		$1,222	$(193,142)

Basic and diluted loss per share	5	$0.00002	$(0.002)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

		Three Months ended December 31
	Note	2014	2013
		(Unaudited)	(Unaudited)

Net revenues		$37,520	$29,835
Cost of net revenues		-	-

Gross profit		37,520	29,835
Operating expenses:
General and administrative		(43,877)	(59,144)

Loss before income taxes		(6,357)	(29,309)

Income taxes	6	-	-

Net loss		(6,357)	(29,309)
Other comprehensive income:
Foreign currency translation
adjustments		(692)	(3,078)

Comprehensive loss		$(7,049)	$(32,387)

Basic and diluted loss per share	5	$(0.00008)	$(0.0004)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2014 AND MARCH 31, 2014
(Stated in US Dollars)

	Preferred stock	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive income

	Number of Shares	Number of Shares	Amount

Balance, April 1, 2013	-	81,010,491	$81,011	$7,029,442	$(9,403,745)	$1,620,516	$(672,776)
Net loss	-	-	-	-	(191,261)	-	(191,261)
Foreign currency
translation adjustment	-	-	-	-	-	(55,312)	(55,312)

Balance, March 31, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)	$1,565,204	$(919,349)

Balance, April 1, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)	$1,565,204	$(919,349)
Net profit	-	-	-	-	1,326	-	1,326
Foreign currency
translation adjustment	-	-	-	-	-	(104)	(104)

Balance, December 31, 2014	-	81,010,491	$81,011	$7,029,442	$(9,593,680)	1,565,100	(918,127)

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

	For the periods ended December 31,
	2014	2013
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net profit/(loss)	$1,326	$(137,598)
Depreciation	8,354	8,496

Adjustments to reconcile net income to net cash provided
by operating activities:
Other receivables	(87,203)	(28)
Accrued liabilities	41	(134,564)
Other payable	-	171,614
Accounts payable	1,435	14,621
Net cash generated from (used in)
operating activities	(76,047)	(77,459)
Cash flows from investing activities

Purchase of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Loans payable to stockholders	75,200	128,341
Net cash provided by financing activities	75,200	128,341

Net cash and cash equivalents sourced
(used)	(847)	50,882

Effect of foreign currency translation on cash and cash
equivalents	(105)	(55,544)

Cash and cash equivalents – beginning of period	2,785	9,446

Cash and cash equivalents – end of period	$1,833	$4,784

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2014
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

The following table depicts the identity of the subsidiaries:

Name of subsidiary	Place of Incorporation	Date of Incorporation	Attributable equity Interest %	Share capital /registered capital
CNDC Corporation	British Virgin Islands/	March 26, 2008	100	US$1
CN Dragon Holdings Limited	Hong Kong/	March 5, 2008	100	HK$1

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

	December 31, 2014	December 31, 2013
RMB : USD exchange rate	6.1460	6.1104
Average period ended
RMB : USD exchange rate	6.1389	6.1232

	December 31, 2014	December 31, 2013
HKD : USD exchange rate	7.7577	7.7544
Average period ended
HKD : USD exchange rate	7.7559	7.7532

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

(j) Operating lease rental

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has nil and nil included in general and administrative expenses for the periods ended December 31, 2014 and 2013 respectively.

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

(l) Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at December 31, 2014 amounted to $1,833 of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

 Details of property, plant and equipment, net are as follows:

	As at	As at
	December 31, 2014	March 31, 2014
At cost
Office equipment	$35,777	$35,749
Motor vehicles	15,211	15,199
Exchange translation	(1)	40
	50,987	50,988

Less: accumulated depreciation	(37,157)	(28,803)

	$13,830	$22,185

Depreciation expenses are included in the statements of income as follows:

	For the period ended	For the year ended
	December 31, 2014	March 31, 2014

General and administrative expenses	$8,354	$11,424

4.  AMOUNT DUE TO THE RELATED COMPANY

The amount due to the related company, is unsecured, interest free and repayable on demand.

5.  EARNING PER SHARE

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the periods ended
	December 31,	December 31,
	2014	2013
Earnings (Loss):
Earnings for the purpose of basic earnings (loss) per share	$1,326	$(137,598)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per
Share	$1,326	$(137,598)
Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-
Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

6.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated profitable or assessable profits for the periods ended December 31, 2014.

Pursuant to Hong Kong tax law, CN Dragon Holdings Limited is subjected to profits tax imposed at the rate of 16.5%.  No Hong Kong profits tax is provided as there are no estimated assessable profits for the quarters ended December 31, 2014.

No deferred tax has been provided as there is no material temporary difference arising for the quarters ended December 31, 2014.

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

For the period ended December 31, 2014, the Company has generated revenue of $144,289 and has incurred an accumulated deficit $9,593,680. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through March 4, 2015, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2014.  The following table depicts the identity of the subsidiaries:

Name of subsidiary	Date of Disposal (D) / Acquisition(A)	Place of Incorporation	Date of Incorporation	Attributable equity Interest %	Share capital registered capital /

CNDC Corporation	May 17, 2010 (A)	British Virgin Islands	March 26, 2008	100	US$1
CN Dragon Holdings Limited	May 17, 2010 (A)	Hong Kong	Mar 5, 2008	100	HK$1

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at December 31, 2014 amounted to $1,833, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Periods ended December 31, 2014

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

		Nine Months ended December 31
	Note	2014	2013
		(Unaudited)	(Unaudited)

Net revenues		$144,289	$95,226
Cost of net revenues		-	-

Gross profit		144,289	95,226
Operating expenses:
Selling and distribution		-	-
General and administrative		(142,963)	(232,824)

Loss before income taxes		1,326	(137,598)

Income taxes	6	-	-

Net loss		1,326	(137,598)
Other comprehensive income:
Foreign currency translation
adjustments		(104)	(55,544)

Comprehensive income(loss)		$1,222	$(193,142)

Basic and diluted loss per share	5	$0.00002	$(0.002)

Weighted average number of share
outstanding	5	81,010,491	81,010,491

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

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2014, the Company's internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer has not identified any change in our internal control over financial reporting in connection with its evaluation of the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CN DRAGON CORPORATION

Date: March 4, 2015	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)