Form 10-K
period 2015-03-31
CN Dragon Corp
filed 2015-07-14
CIK 1164012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates since March 31, 2015 (an aggregate 70,664,229 out of a total of 81,010,491 shares outstanding) was approximately $1,413,285 computed by reference to the closing price of $0.02, as quoted on www.otcmarkets.com.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 31, 2015, there were 81,010,491 shares of our common stock issued and outstanding.

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

Employees

CNDC has been hiring 1 part-time employee at March 31, 2015 because the Company did not have projects on hand. When the timing is right, CNDC will hire additional full time employees to implement its plans to expand its business.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    Market Information

Our common stock is quoted on the Over the Counter Bulletin Board under the Symbol “DRGN.  The stock price of our stock has been extremely volatile and an active public market for our common stock may not develop or be sustained. The following table sets forth the high and low bid quotations of our common stock as reported by Pink OTC Markets for each quarterly period within the last two fiscal years ended March 31, 2015 and have been adjusted to reflect our 100:1 reverse split which took effect on January 11, 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

		High	Low
2013	Second Quarter	$0.02	$0.02
	Third Quarter	$0.02	$0.02
	Fourth Quarter	$0.02	$0.02
2014	First Quarter	$0.02	$0.02

		High	Low
2014	Second Quarter	$0.02	$0.02
	Third Quarter	$0.02	$0.02
	Fourth Quarter	$0.02	$0.02
2015	First Quarter	$0.02	$0.02

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

Holders

As of March 31, 2015, we had 121 shareholders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Action Stock Transfer Corporation, of S. Highland Drive, Suite 300, Salt Lake City, Utah to act as our transfer agent.

Dividends

We have not declared any dividends on our common stock during the two fiscal years ended March 31, 2015 and 2014, or in any subsequent period. We do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2015.  The following table depicts the identity of the subsidiaries:

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

Cash and concentration risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2015 amounted to $1,894, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Results of Operations

Comparison of the Years ended March 31, 2015 and 2014

The following table sets forth key components of our results of operations for the Company, for the periods indicated (Stated in US Dollars).

	Year-ended March 31, 2015 US$	Year-ended March 31, 2014 US$
Net Revenues	181,816	107,105
Cost of Net Revenue	-	-
Gross Profit	181,816	107,105
Operating Expenses: Selling and Distribution General and administrative	(199,477)	(298,366)
Loss Before Income Taxes	(17,661)	(191,261)
Income Taxes	-	-
Net Loss	(17,661)	(191,261)

For the year ended March 31, 2015, we incurred a loss from operations of $17,661. Our principal areas of expenditure during the period were for Accounting and Legal fees, and staffing fees.

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

Off-balance Sheet Arrangements

We maintain no significant Off-balance Sheet Arrangements

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

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

Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2015, the Company's internal control over financial reporting was effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Management

The following table sets forth the name, age and position of our current directors and executive officers:
Name	Age	Position(s)	Tenure

Teck Fong Kong	44	President Chief Executive Officer Director	12/2009 – Present
Chong Him Lau	51	Chief Financial Officer Secretary Treasurer Director	12/2009 – Present
Shing Hin Li	58	Director	08/2010 - Present

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To the best of our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2015, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

Summary Compensation Table

						Non-Equity	Nonqualified	All
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compen- sation	Compen
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation	Total

Teck Fong Kong	2015	0	0	0	0	0	0	0	0
President, Chief Executive Officer, and Current Director	2014	0	0	0	0	0	0	0	0

Chong Him Lau	2015	0	0	0	0	0	0	0	0
Chief Financial Officer, Secretary and Director	2014	0	0	0	0	0	0	0	0

Shing Hin Li	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

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

Appointment of Auditors

Our Board of Directors appointed AWC (CPA) Limited (formerly, Albert Wong & Co.), CPA as our independent registered public accounting firm for the year ended March 31, 2015 and 2014.

Audit Fees

AWC (CPA) Limited (formerly, Albert Wong & Co.), CPA., billed us $11,500 and $10,000 in audit fees during the year ended March 31, 2015 and 2014 respectively.

Audit-Related Fees

We did not pay any fees to AWC (CPA) Limited (formerly, Albert Wong & Co.), CPA., for assurance and related services that are not reported under Audit Fees above, during our fiscal year ending March 31, 2015.

Tax and All Other Fees

We did not pay any fees to AWC (CPA) Limited (formerly, Albert Wong & Co.), CPA., for tax compliance, tax advice, tax planning or other work during our fiscal year ending March 31, 2015.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by AWC (CPA) Limited (formerly, Albert Wong & Co.), CPA., and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2015, and for the year then ended, none of the hours expended on AWC (CPA) Limited (formerly, Albert Wong & Co.), engagement to audit those financial statements were attributed to work by persons other than AWC (CPA) Limited (formerly, Albert Wong & Co.), CPA.’s, full-time, permanent employees.

Item 15. Exhibits, Financial Statement Schedules.

Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2015 and 2014

Statements of Operations for the years ended March 31, 2015 and 2014

Statement of Changes in Shareholders' Deficit for the years ended March 31, 2015 and 2014

Statements of Cash Flows for the years ended March 31, 2015 and 2014

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

CN Dragon Corporation

Date: July 10, 2015	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)

CN DRAGON CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US dollars)

CN DRAGON CORPORATION

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5
AND ACCUMULATED OTHER COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 19

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CN Dragon Corporation (“the Company”)

We have audited the accompanying consolidated balance sheet of CN Dragon Corporation and subsidiaries (“the Company”) as of March 31, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CN Dragon Corporation as of March 31, 2015 and 2014 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                   /S/ AWC (CPA) Limited
Hong Kong, China                                                                       AWC (CPA) Limited
July 10, 2015                                                                Certified Public Accountants

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2015 AND 2014
(Stated in US Dollars)

		As at,

		March 31, 2015	March 31, 2014
	Note
ASSETS
Current assets
Cash and cash equivalents	2(l)	$1,894	$2,785
Deposits and prepaid expense		6,161	6,159
Other receivables		143,268	43,583

Total current assets		151,323	52,527
Property, plant and equipment, net	3	11,366	22,185

TOTAL ASSETS		$162,689	$74,712

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$48,965	$45,989
Accrued liabilities		252,565	252,423
Loans payable to shareholders		797,692	694,649
Other payables		1,000	1,000
Total current liabilities		1,100,222	994,061

TOTAL LIABILITIES		$1,100,222	$994,061

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2015 AND 2014
(Stated in US Dollars)

		As at,
	Note	March 31, 2015	March 31, 2014

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 par value,
375,000,000 shares authorized,
no share issued and outstanding		$-	$-

Common stock - $0.001 par value
250,000,000 shares authorized; 81,010,491
shares issued and outstanding
as of March 31, 2015 and 2014	4	$81,011	$81,011
Additional paid-in capital		7,029,442	7,029,442
Accumulated deficits		(9,612,667)	(9,595,006)
Accumulated other comprehensive income		1,564,681	1,565,204

		$(937,533)	$(919,349)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$162,689	$74,712

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

		Years ended March 31,
	Note	2015	2014

Net revenues		$181,816	$107,105
Cost of net revenues		-	-

Gross profit		181,816	107,105
Operating expenses:
General and administrative		(199,477)	(298,366)

Loss before income taxes		(17,661)	(191,261)

Income taxes	5	-	-

Net loss		(17,661)	(191,261)

Other comprehensive income:
Foreign currency translation adjustment		(523)	(55,312)

Comprehensive loss		$(18,184)	$(246,573)

Basic and diluted loss per share	4	$(0.0002)	$(0.003)

Weighted average number of share
outstanding	4	81,010,491	81,010,491

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31,2015 AND 2014
(Stated in US Dollars)

	Preferred					Accumulated
	Stock	Common Stock		Additional		other
	Number of	Number of		Paid-in	Accumulated	comprehensive
	share	share	Amount	Capital	Deficit	income	Total
Balance, April 1, 2014	-	81,010,491	$81,011	$7,029,442	$(9,595,006)	$1,565,204	$(919,349)
Net loss	-	-	-	-	(17,661)	-	(17,661)
Foreign currency translation adjustment	-	-	-	-	-	(523)	(523)
Balance, March 31, 2015	-	81,010,491	$81,011	$7,029,442	$(9,612,667)	$1,564,681	$(937,533)

CN DRAGON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

	For the years ended,

	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss	$(17,661)	$(191,261)
Depreciation	10,817	11,424
Adjustments to reconcile net income to net cash provided by operating activities:

Deposits and prepaid expense	-	17,989
Other receivables	(99,685)	19,704
Amounts due to shareholders	103,044	180,276
Accounts payable	2,976	14,607
Accrued liabilities	141	(4,088)

Net cash provided by operating activities	(368)	48,651

Cash flows from investing activities

Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities	-	-

Net cash provided by financing activities	-	-

Net cash and cash equivalents sourced (used)	(368)	48,651

Effect of foreign currency translation on cash
and cash equivalents	(523)	(55,312)

Cash and cash equivalents – beginning of year	2,785	9,446

Cash and cash equivalents – end of year	$1,894	$2,785

See accompanying notes to consolidated financial statements

CN DRAGON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014
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

The Company owned its subsidiaries soon after its inception and continued to own the equity’s interests through March 31, 2015.  The following table depicts the identity of the subsidiaries:

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

Year ended	March 31, 2015	March 31, 2014
RMB : USD exchange rate	6.1206	6.1632
Average period ended
RMB : USD exchange rate	6.1444	6.1177

Year ended	March 31, 2015	March 31, 2014
HKD : USD exchange rate	7.7545	7.7577
Average period ended
HKD : USD exchange rate	7.7556	7.7590

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment has $nil and $nil included in general and administrative expenses for the years ended March 31, 2015, and 2014 respectively.

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

 (l)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within Hong Kong.  Total cash in these banks at March 31, 2015 amounted to $1,894, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

 (n) Recent accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment, net are as follows:

	2015	2014
At cost
Office equipment	35,792	35,749
Motor vehicle	15,217	15,199
Exchange gain/(loss)	-	40

	51,009	50,988

Less: accumulated depreciation	(39,643)	(28,803)

	$11,366	$22,185

Depreciation expenses are included in the statements of income as follows:

	2015	2014

General and administrative expenses	$10,816	$11,424

4.  SHARE CAPITAL

The calculation of the basic and diluted earnings per share attributable to the share capital holder is based on the following data:

	For the years ended March 31,
	2015	2014
Earnings:
Earnings for the purpose of basic loss per share	$(17,661)	$(191,261)
Effect of dilutive potential share capital	-	-

Earnings for the purpose of diluted earnings (loss) per share	$(17,661)	$(191,261)

Number of shares:
Weighted average number of share capital for the purpose
of basic earnings (loss) per share	81,010,491	81,010,491
Effect of dilutive potential share capital	-	-

Weighted average number of share capital for the purpose
of dilutive earnings (loss) per share	81,010,491	81,010,491

5.  INCOME TAXES

The Company is not subject to any income tax as there are no estimated assessable profits for the years ended March 31, 2015 and 2014.

No deferred tax has been provided as there is no material temporary difference arising for the years ended March 31, 2015 and 2014.

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

For the year ended March 31, 2015, the Company has generated revenue of $181,816 and has incurred an accumulated deficit $9,612,667. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

8.  SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through July 13, 2015, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.