Form 10-K/A
period 2015-03-31
CN Dragon Corp
filed 2015-07-20
CIK 1164012

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") for the year ended March 31, 2015, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

CN DRAGON CORPORATION

Date: July 17, 2015	By:	/s/ Teck Fong Kong
(Teck Fong Kong, President, Director, CEO)

	By:	/s/ Chong Him Lau
(Chong Him Lau, Director, CFO)